Form 10-Q
period 2025-06-30
Fortress Private Lending Fund
filed 2025-09-16
CIK 2012139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 814-01880

Fortress Private Lending Fund
(Exact name of registrant as specified in its charter)

Delaware	33-6515727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas New York, New York	10105
(Address of principal executive offices)	(Zip Code)

(212) 497-2976

(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2025 the issuer had the following shares outstanding: 30,501,210 Class I shares. Class I shares outstanding exclude shares issuable in connection with September 2025 subscriptions, which are not yet finalized.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Private Lending Fund (the “Company,” “we,” “us,” or “our”). Forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•
the Company’s future operating results and distributions;
•
the Company’s business prospects and the prospects of its investments, including the dependence of the Company’s future success on general economic and political trends and other external factors;
•
the ability of the FPLF Management LLC, a Delaware limited liability company (the “Adviser” or “Administrator”, as applicable) and an indirect subsidiary of Fortress Investment Group LLC (“Fortress”) to identify suitable investments for the Company and to monitor and administer the Company’s investments;
•
the effect of investments that the Company expects to make and the competition for those investments;
•
the ability of the Company’s investments to achieve their expected performance;
•
the availability of debt and equity capital and the Company’s use of borrowed money to finance a portion of its investments;
•
the adequacy of the Company’s financing sources and working capital;
•
the Company’s ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies’ supply chain and operations;
•
the timing of cash flows, if any, from the Company’s investments;
•
the timing, form and amount of any distributions;
•
the Company’s contractual arrangements and relationships with third parties;
•
the outcome and impact of any litigation or regulatory proceeding;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•
actual and potential conflicts of interest with the Adviser and its affiliates;
•
the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•
the Company’s ability to qualify and maintain its qualification as a regulated investment company under the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•
the Company’s ability to recover unrealized losses;
•
the Company’s ability to deploy any capital raised in its continuous private offering of securities (the “Offering”);
•
uncertainty surrounding global financial stability;
•
general fluctuations in the values of financial assets; and
•
the impact of changes in laws and regulations.

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” in our Registration Statement on Form 10 initially filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2025, as amended (the “Registration Statement”) and the following factors:

•
the ability to source high-quality investment opportunities to deploy capital;
•
risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy;
•
periods of disruption and instability in the capital markets, including as a result of United States trade policy developments, tariffs and other trade restrictions;
•
fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay dividends to holders of our Class I common shares of beneficial interest, par value $0.01 per share (the “Shares” and holder of such Shares, "Shareholder");
•
certain economic events may cause our Shareholders to request that we repurchase their Shares, and if we decide to satisfy any or all of such requests, our cash flow and our results of operations and financial condition could be materially adversely affected. Further, our Board of Trustees (the “Board”) may make exceptions to modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer Shares than such repurchase limitations) if it deems such action to be in our best interest;
•
distributions are not guaranteed and may be funded from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our Shares to Fortress affiliates), proceeds from repayments of our debt investments, sales of our liquid investments and, if necessary, sales of our investments and/or assets, and we have no limits on the amounts we may fund from such sources;
•
the valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in;
•
the purchase prices for our Shares are generally based on our prior month’s net asset value (“NAV”) and are not based on any public trading market;
•
future changes in laws or regulations and conditions in our operating areas;
•
our ability to raise additional funds to enable us to make additional investments and diversify the risk profile of our portfolio;
•
our ability to capitalize on potential investment opportunities on attractive terms;
•
our ability to accurately identify or adequately evaluate potential risks in volatile investing environments with limited market liquidity or price transparency;
•
the incurrence of contingent liabilities as a result of our investments, including our assumption of default risk or other third-party risks;
•
our ability to forecast correlations between the value of our portfolio and the direction of exchange rates, interest rates and the price of securities in order to effectively or appropriately mitigate risks associated with our investments;
•
defaults by borrowers in paying debt service on outstanding indebtedness;
•
certain risks associated with limitations on our remedies under bankruptcy laws;
•
system failures and cybersecurity breaches;
•
substantial compliance costs that may be required to meet the constantly evolving legal and regulatory landscape for data protection and privacy;
•
potential misconduct and unauthorized conduct from third-party providers;

•
compliance with state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety;
•
risks associated with joint ventures;
•
risks associated with our relationship with Fortress and the Adviser; and
•
changes to United States federal income tax laws.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved.

You should read this Form 10-Q and the documents that we reference herein and have filed as exhibits hereto with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q, whether as a result of any new information, future events or otherwise.

For more information regarding these and other risks and uncertainties that we face, see the section entitled “Item 1A. Risk Factors” in our Registration Statement and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document. Because the Company is an investment company, the forward-looking statements contained in this Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Fortress Private Lending Fund

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

v

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Fortress Private Lending Fund

Consolidated Statement of Financial Condition

($ in thousands)	As of June 30,	As of December 31,
Assets	2025 (Unaudited)	2024
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $334,683 and $0, respectively)	$335,387	$—
Total investments, at fair value	335,387	—
Deferred offering costs	997	—
Cash and cash equivalents	8,727	—
Interest receivable	1,719	—
Other assets	141	—
Total assets	$346,971	$—

Liabilities
Debt (net of unamortized debt issuance costs of $1,427 and $0, respectively)	$309,573	$—
Due to affiliates	30,365	—
Payable for investments purchased	3,358	—
Accrued expenses and other liabilities	1,505	—
Interest payable	984	—
Subscription received in advance	50	—
Unrealized loss on forward foreign currency contracts	44	—
Incentive fee payable	88	—
Total liabilities	$345,967	$—

Commitments and Contingencies (Note 9)
Net Assets
Total Net Assets	1,004	—
Total Liabilities and Net Assets	$346,971	$—

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Operations

(Unaudited)

($ in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Investment income
From non-controlled, non-affiliated investments
Interest income	$2,522	$2,531
Payment-in-kind interest income	25	25
Other income	537	550
Total investment income from non-controlled, non-affiliated investments	3,084	3,106
Total investment income	$3,084	$3,106

Operating Expenses
Organization costs	$247	$2,638
Interest expense	2,266	2,440
Administration fees	109	137
Capital gains incentive fee	74	88
Investment income incentive fee	86	86
Professional fees	68	71
Other expenses	1	2
Total Operating Expenses	2,851	5,462
Expense support (Note 3)	(247)	(2,638)
Investment income incentive fee waiver	(86)	(86)
Net Operating Expenses	2,518	2,738
Net investment income (loss) before taxes	566	368
Income taxes, including unincorporated business tax expense	68	68
Net investment income (loss)	498	300
Net Realized Gain (Loss)
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	14	14
Foreign currency transactions	30	30
Total Net Realized Gain (Loss)	44	44
Net Unrealized Gain (Loss)
Net unrealized gain (loss) from:
Non-controlled, non-affiliated investments	589	704
Forward foreign currency contracts	(44)	(44)
Total Unrealized Gain (Loss)	545	660
Total Net Realized and Unrealized Gain (Loss)	589	704
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$1,087	$1,004

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Changes in Net Assets

(Unaudited)

($ in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Operations
Net investment income (loss)	$498	$300
Total Net Realized and Unrealized Gain (Loss)	589	704
Net increase (decrease) in net assets resulting from operations	1,087	1,004
Total increase (decrease) in net assets	1,087	1,004
Net assets at beginning of period	(83)	—
Net assets at end of period	$1,004	$1,004

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Cash Flows

(Unaudited)

($ in thousands)	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities
Net increase/(decrease) in Net Assets resulting from operations	$1,004	$—
Adjustments to reconcile net increase/(decrease) in Net Assets resulting from operations to net cash, cash equivalents provided by/(used in) operating activities:

Amortization of debt issuance and financing costs	513	—
Accretion/amortization of original issue discount/premium on investments	(86)	—
Paid-in-kind interest on investments	(25)	—
Net realized gain/(loss) on investments	(14)
Net unrealized gain/(loss) on investments and derivatives	(704)	—
Net unrealized gain/(loss) on forward foreign currency contracts	44	—
Purchases of investments and derivatives	(348,380)	—
Proceeds from sales and paydowns of investments	13,822	—
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable	(1,719)	—
(Increase)/decrease in deferred offering costs	(997)
(Increase)/decrease in other assets	(141)	—
Increase/(decrease) in interest payable	984	—
Increase/(decrease) in due to affiliates	30,365	—
Increase/(decrease) in due to payable for investments purchased	3,358	—
Increase/(decrease) in subscription received in advance	50	—
Increase/(decrease) in incentive fee payable	88	—
Increase/(decrease) in accrued expenses and other liabilities	1,505	—
Net cash and cash equivalents provided by/(used in) operating activities	(300,333)	—

Cash flows from financing activities
Payment for debt issuance and financing costs	(1,940)	—
Drawdown on loans	311,000	—
Repayment of loans	—	—
Net cash and cash equivalents provided by/(used in) financing activities	309,060	—

Net increase/(decrease) in cash and cash equivalents	8,727	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$8,727	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$943	$—

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments as of June 30, 2025

(Unaudited)

Company	Investment	Reference Rate and Spread (1)		Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Investments
Non-controlled, non-affiliated investments
Debt investments
Building Products
A-AG US GSI Bidco, Inc.	First Lien - Term Loan	SOFR+500	(9)	9.30	10/31/2031		$2,708,520	$2,658	$2,688	268
Steele Solutions, Inc.	First Lien - Term Loan	SOFR+575	(10)	10.01	3/18/2030		24,675,382	24,435	24,384	2,428
Steele Solutions, Inc.	First Lien - Revolving Credit Facility	SOFR+575	(10)	10.01	3/18/2030		—	(34)	(41)	(4)
								27,059	27,031	2,692
Chemicals								-	-
Shrieve Chemical Company, LLC	First Lien - Term Loan	SOFR+600	(9)	10.31	10/30/2030		$5,984,560	$5,895	$5,865	584
Shrieve Chemical Company, LLC	First Lien - Term Loan	SOFR+600	(9)	10.31	10/30/2030		1,302,000	1,283	1,276	127
Shrieve Chemical Company, LLC	First Lien - Revolving Credit Facility	SOFR+600	(10)	10.31	10/30/2030		—	(8)	(10)	(1)
								7,170	7,131	710
Commercial Services & Supplies								-	-
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	First Lien - Term Loan	SOFR+550	(9)	9.83	12/31/2029		$14,328,000	$14,132	$14,131	1,407
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	First Lien - Revolving Credit Facility	SOFR+550	(9)	9.83	12/31/2029		—	(36)	(36)	(4)
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	First Lien - Delayed Draw Term Loan	SOFR+550	(9)	9.83	12/31/2029		—	(44)	(44)	(4)
								14,052	14,051	1,399
Construction & Engineering								-	-
Superior Intermediate LLC	First Lien - Term Loan	SOFR+600	(10)	10.33	12/18/2029		$9,434,879	$9,256	$9,259	922
Superior Intermediate LLC	First Lien - Revolving Credit Facility	SOFR+600	(10)	10.33	12/18/2029		—	(27)	(27)	(3)
Superior Intermediate LLC	First Lien - Delayed Draw Term Loan	SOFR+600	(10)	10.33	12/18/2029		—	(69)	(68)	(7)
								9,160	9,165	912
Distributors								-	-
Echo Transaction Company, LLC	First Lien - Term Loan	SOFR+550	(9)	9.83	5/30/2031		$12,856,180	$12,602	$12,600	1,255
								12,602	12,600	1,255
Diversified Telecommunication Services								-	-
GTT Communications, Inc.	First Lien - Term Loan	SOFR+600	(9)	10.31	4/15/2031		$7,435,662	$7,290	$7,285	725
								7,290	7,285	725
Financial Services								-	-
Global Holdings Interco Parent LLC	First Lien - Term Loan	SOFR+565	(9)	9.97	9/16/2027		$1,670,259	$1,670	$1,670	166
								1,670	1,670	166
Food Products								-	-
Amy's Kitchen, LLC	First Lien - Term Loan	SOFR+710	(9)	11.43	1/31/2030		$5,124,849	$4,911	$4,923	490
Amy's Kitchen, LLC	First Lien - Delayed Draw Term Loan	SOFR+710	(11)	11.43	1/31/2030		—	(54)	(51)	(5)
Badger Finance, LLC	First Lien - Term Loan	SOFR+650	(9)	10.83	11/29/2029		14,812,500	14,131	14,139	1,408
Sweet Oak Parent LLC	First Lien - Term Loan	SOFR+575	(9)	10.03	8/5/2030		18,447,086	18,224	18,228	1,815
								37,213	37,239	3,708
Ground Transportation								-	-
Jupiter Refuel Canada Buyer, Inc. (6)	First Lien - Term Loan	CORRA+525	(12)	7.93	6/30/2031	C$	31,789,715	$22,995	$22,995	2,289
Jupiter Refuel Canada Buyer, Inc. (6)	First Lien - Revolving Credit Facility	CORRA+525	(12)	7.93	6/30/2031		767,868	513	513	51
Jupiter Refuel Canada Buyer, Inc. (6)	First Lien - Delayed Draw Term Loan	CORRA+525	(12)	7.93	6/30/2031		—	(38)	(38)	(4)
Jupiter Refuel US Buyer, Inc. (6)	First Lien - Term Loan	SOFR+525	(9)	9.55	6/30/2031		$2,590,722	$2,552	$2,552	254
Jupiter Refuel US Buyer, Inc. (6)	First Lien - Delayed Draw Term Loan	SOFR+525	(10)	9.55	6/30/2031		—	(4)	(4)	-
								26,017	26,017	2,590
Hotels, Restaurants & Leisure								-	-
BB PEP Bidco, LLC	First Lien - Term Loan	SOFR+675	(9)	11.08	1/13/2030		$11,756,250	$11,479	$11,484	1,143
BB PEP Bidco, LLC	First Lien - Delayed Draw Term Loan	SOFR+675	(10)	11.08	1/13/2030		678,571	628	629	63
BB PEP Bidco, LLC	First Lien - Revolving Credit Facility	SOFR+675	(10)	11.08	1/13/2030		285,714	261	261	26
CV Borrower, LLC	First Lien - Term Loan	SOFR+575	(9)	10.08	8/30/2030		6,064,876	5,991	5,993	597
Riser Fitness, LLC	First Lien - Delayed Draw Term Loan	SOFR+685	(10)	11.17	3/14/2030		2,706,231	2,575	2,588	258
Riser Fitness, LLC	First Lien - Revolving Credit Facility	SOFR+685	(10)	11.17	3/14/2030		—	(14)	(9)	(1)
Solidcore Topco, LLC	First Lien - Term Loan	SOFR+575	(9)	10.01	11/4/2030		9,598,881	9,468	9,518	948
Solidcore Topco, LLC	First Lien - Revolving Credit Facility	SOFR+575	(10)	10.01	11/4/2030		—	(13)	(8)	(1)
Solidcore Topco, LLC	First Lien - Delayed Draw Term Loan	SOFR+575	(10)	10.01	11/4/2030		—	(26)	(16)	(2)
								30,348	30,439	3,031

Fortress Private Lending Fund

Consolidated Schedule of Investments as of June 30, 2025 (cont'd)

(Unaudited)

Company	Investment	Reference Rate and Spread (1)		Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
IT Services							-	-
Intermedia Holdings, Inc.	First Lien - Term Loan	SOFR+525	(10)	9.58	4/4/2029	$10,643,150	$10,460	$10,537	1,049
LeadVenture Inc.	First Lien - Term Loan	SOFR+525	(9)	9.57	6/23/2032	10,752,395	10,591	10,591	1,054
LeadVenture Inc.	First Lien - Delayed Draw Term Loan	SOFR+525	(10)	9.57	6/23/2032	675,865	661	661	66
LeadVenture Inc.	First Lien - Revolving Credit Facility	SOFR+525	(10)	9.57	6/23/2032	—	(15)	(15)	(2)
North America Data Center Acquisition LLC	First Lien - Term Loan	SOFR+500	(9)	9.29	5/8/2030	12,681,250	12,589	12,600	1,254
							34,286	34,373	3,421
Leisure Products							-	-
Olibre Borrower LLC	First Lien - Term Loan	SOFR+575	(9)	10.05	1/3/2030	$14,925,000	$14,572	$14,682	1,462
							14,572	14,682	1,462
Oil, Gas & Consumable Fuels							-	-
Halcon Holdings, LLC	First Lien - Term Loan	SOFR+790	(9)	12.20	12/26/2028	$14,625,000	$14,230	$14,201	1,414
Phoenix Operating, LLC	First Lien - Delayed Draw Term Loan	SOFR+710	(9)	11.40	12/18/2027	16,277,300	16,277	16,093	1,602
Phoenix Operating, LLC	First Lien - Term Loan	SOFR+710	(9)	11.40	12/18/2027	16,277,300	15,817	16,093	1,602
Phoenix Operating, LLC	First Lien - Term Loan	SOFR+710	(9)	11.40	12/18/2027	9,226,825	9,099	9,122	908
Phoenix Operating, LLC	First Lien - Term Loan	SOFR+710	(9)	11.40	12/18/2027	7,543,787	7,440	7,458	743
Phoenix Operating, LLC	First Lien - Delayed Draw Term Loan	SOFR+710	(9)	11.40	12/18/2027	3,229,389	3,185	3,193	318
							66,049	66,161	6,587
Software							-	-
Cendyn Group, LLC	First Lien - Term Loan	SOFR+550	(9)	9.82	6/23/2031	$15,605,503	$15,294	$15,293	1,523
Cendyn Group, LLC	First Lien - Revolving Credit Facility	SOFR+550	(10)	9.82	6/23/2031	—	(38)	(38)	(4)
EagleView Technology Corporation (7,8)	First Lien - Term Loan	SOFR+650	(9)	10.80	8/14/2028	9,975,918	9,550	9,689	965
GS AcquisitionCo, Inc.	First Lien - Term Loan	SOFR+525	(9)	9.55	5/25/2028	8,262,061	8,262	8,221	818
GS AcquisitionCo, Inc.	First Lien - Revolving Credit Facility	SOFR+525	(10)	9.55	5/25/2028	4,495	4	3	-
GS AcquisitionCo, Inc.	First Lien - Delayed Draw Term Loan	SOFR+525	(10)	9.55	5/25/2028	—	(17)	(54)	(5)
SonicWall, Inc.	First Lien - Term Loan	SOFR+550	(9)	9.82	5/18/2028	14,062,614	13,785	13,922	1,386
							46,840	47,035	4,683
Total Debt investments							$334,328	$334,880	33,341
							-	-
Equity investments (13)
Food Products
Amy's Kitchen, LLC	Warrants	N/A		N/A	N/A	$2,296	$264	$281	28
							264	281	28
Hotels, Restaurants & Leisure
Riser Fitness, LLC	Warrants	N/A		N/A	N/A	$91,098	$91	$226	23
							91	226	23
Total Equity investments							$355	$507	51
							-	-
Non-controlled, non-affiliated investments							$334,683	$335,387	33,392
Total Investments							$334,683	$335,387	33,392

(1) For each loan, the Company has indicated the reference rate used and provided the spread in effect as of June 30, 2025.

(2) The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.

(3) $ in thousands. All debt investments are shown at amortized cost.

(4) $ in thousands. Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. All determinations of fair market value of investments are reviewed and approved by the Board. Refer to Note. 5 Fair Value Measurements.

(5) Negative fair market value indicate investment had an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.

(6) Considered non-qualifying when subject to Section 55(a) of the 1940 Act.

(7) Investment is valued using observable inputs and considered a Level 2 investment.

(8) Investment earned part of investment income as paid-in-kind interest income. Interest rate includes 1% of PIK.

(9) The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2025 was 4.32%.

(10) The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2025 was 4.29%.

(11) The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2025 was 4.15%.

(12) The interest rate on these loans is subject to 3 month CORRA, which as of June 30, 2025 was 2.68%.

(13) These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers as private warrants. See additional information regarding these securities below:

Issuer	Acquisition Date
Amy's Kitchen, LLC	6/30/2025
Riser Fitness, LLC	3/14/2025

Derivative Instrument	Settlement Date	Notional amount to be purchased	Notional amount to be sold		Fair Value
Foreign currency forward contract	8/29/2025	$28,379	C$	38,604	$(44)

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Fortress Private Lending Fund (the “Company”) is a Delaware statutory trust formed on January 25, 2024 (the “Date of Formation”). The Company is a “perpetual-life”, externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on August 1, 2025 (the “BDC Election”). Prior to the BDC Election, the Company conducted its investment activities and operations in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act.

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company will elect to be treated, and the Company intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

The Company is managed by FPLF Management LLC (in its capacity as investment advisor, the “Adviser”), an indirect subsidiary of Fortress Investment Group LLC (“Fortress”), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the “Investment Advisory Agreement”). See further discussion in Note 3 – "Related Party Transactions and Agreements". Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

FPLF Management LLC (in its capacity as administrator, the "Administrator"), may delegate any of its obligations under the amended and restated administration agreement, dated February 10, 2025, between the Administrator and the Company ( the "Administration Agreement') to an affiliate or to a third-party to assist in the provision of administrative services (a ‘‘Sub-Administrator’’). The Sub-Administrator will receive compensation for its services under a sub-administrative agreement. The Sub-Administrator receives fees, plus out-of-pocket expenses, based on the nature and extent of services provided. The Administrator has retained SEI Global Services, Inc. as the Sub-Administrator to provide administrative and accounting services.

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including ‘‘unitranche’’ loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject, following the BDC Election, to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in ‘‘qualifying assets’’, as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of the portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As such, the Company expects to invest periodically in European and other non-U.S. companies. The Company intends to rely on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

2. Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’).

The Company is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 946 – Financial Services- Investment Companies. The Adviser has evaluated this guidance and determined that the Company meets the criteria to be classified as an investment company. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may ultimately differ materially from those estimates.

Consolidation

The Company generally consolidates its investments in investment companies (including affiliated investment companies while operating as a private lending fund), which are wholly owned and controlled by the Company. If the underlying company is an operating company, consolidation is generally not appropriate. The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries after elimination of intercompany balances and transactions. The Company may utilize the subsidiaries to facilitate the investment activities or structures within the overall investment objective. The accounts of the subsidiaries are prepared for the same reporting period end as the Company using consistent accounting policies.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (‘‘ASC 280’’), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is comprised of the Company’s co-chief investment officers and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s Shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, cash held in banks and liquid investments with original maturities of three months or less and money market funds that are not held for investment purposes. A portion of the Company’s cash may be swept into an overnight sweep account of the financial institution where the Company’s cash is held. Cash equivalents, other than money market funds, are carried at cost plus accrued interest, which approximates fair value. Money market funds are carried at net asset value, which approximates fair value. The Company is subject to credit risk should a financial institution be unable to fulfill its obligations. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk. As of June 30, 2025 and December 31, 2024, the Company did not hold any cash equivalents.

Investments at Fair Value

The Company records investment transactions on a trade date basis. Investments are recorded at fair value on the Consolidated Statement of Financial Condition and changes in the fair value of investments are reflected on the Consolidated Statement of Operations as net change in unrealized gain/(loss) on investments and net change in unrealized gain/(loss). Realized gain/(loss) on investments are recorded on the specific identification method. Realized gains are recognized to the extent sales proceeds exceed the cost basis. Realized losses are recognized when the cost basis exceeds sales proceeds.

The Company records its investments at fair value, in accordance with U.S. GAAP. Fair value is defined under U.S. GAAP as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See further discussion in Note 5 - "Fair Value Measurements".

The value of any investment or other asset held by the Company as of any date will be determined by the Adviser in good faith and in accordance with the principles set forth below and shall include the marked-to-market value of any hedges effected in connection with such investment, and the Adviser will determine, in its discretion, the appropriate hedge positions intended for such investment. Investment transactions will be recorded on the trade date. Realized gains or losses will be measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses will primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments that are listed on a national securities exchange (including such investments when traded in the after hours market) will be valued at their last sales price on the date of determination on the largest securities exchange (by trading volume in such investment) on which such investments will have traded on such date. If no such sales of such investments occurred on the date of determination, such investments will be valued at the midpoint between the ‘‘bid’’ and the ‘‘asked’’ price for long positions and at the ‘‘asked’’ price for short positions on the largest securities exchange (by trading volume in such investment) on which such investments are traded, on the date of determination. Investments that are not listed on an exchange but are traded over-the-counter will be valued at the representative ‘‘bid’’ quotations if held long and at representative ‘‘asked’’ quotations if held short, unless included in the NASDAQ National Market System, in which case they will be valued based upon their last sales prices (if such prices are available).

Investments that are not listed on an exchange and are not traded over-the-counter but for which external pricing or valuation sources are available will be valued in accordance with such external pricing or valuation sources; provided, however, that such valuations may be adjusted by the Adviser to account for recent trading activity or other information that may not have been reflected in pricing obtained from external sources. Privately negotiated derivative investments, such as interest rate swaps, credit default swaps and various basket indices typically shall be valued at the midpoint between the ‘‘bid’’ and ‘‘asked’’ prices by third party pricing services and/or trading counterparties, or based on proprietary pricing models used by the Adviser or independent service providers.

The value of investments that are not listed on an exchange, are not traded over-the-counter and for which no third party pricing sources are available (which may include trade claims, mortgage loans, corporate loans, consumer loans, leases, property, private securities and other receivables and assets), as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in good faith by (A) our Adviser, who, following the BDC Election, was appointed as the Board’s Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), no less frequently than monthly and (B) by one or more independent valuation agents selected by the Adviser no less frequently than quarterly (with certain de minimis exceptions), and such valuations shall reflect any credit risk associated with such investments where deemed appropriate. When the Adviser deems it necessary or advisable, investments may be valued based on proprietary pricing models developed by the Adviser or independent valuation agents. All assets and liabilities initially will be valued in the applicable local currency and then translated into U.S. dollars using the applicable exchange rate on the date of determination.

If the Adviser determines that the value of any investments as determined pursuant to this section does not accurately reflect the fair market value of such investments, the Adviser shall value such investments as it reasonably determines. If the Adviser determines that any investment is so thinly traded that the Company would be unable to dispose of the Company’s position in such investment within a reasonable time frame at the market price, then the Company may apply a discount to the value of such investment in an amount that it, in its discretion, deems appropriate. The Adviser’s valuation committee approves final investment valuations.

Forward Foreign Currency Contracts and Other Derivative Instruments

The Company uses forward foreign currency contracts in order to manage its foreign exchange risk. Forward foreign currency contracts represent future commitments to purchase or sell currencies at a specified time. These contracts are recorded at fair value utilizing an industry standard pricing model, see further discussion below. Net realized and unrealized gain/(loss) on forward foreign currency contracts are reflected in the Consolidated Statement of Operations. Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands:

Counterparty	Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
Bank of Nova Scotia	$28,379	C$	38,604	8/29/2025	$(44)	Unrealized gain/(loss) on forward foreign currency contracts

An unrealized gain/(loss) on derivative instruments is generally recorded based upon market changes in the underlying asset, calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount, adjusted for other factors such as liquidity and counterparty credit risk. A realized gain/(loss) is recognized at the reset date, if any, or at the termination of the agreement. Net realized and unrealized gain/(loss) is presented on the Consolidated Statement of Operations.

Following its BDC Election, the Company will comply with Rule 18f-4 under the 1940 Act, which requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company intends to qualify as a “limited derivatives user”. The Company has adopted a derivatives policy and intends to comply with the recordkeeping requirements of Rule 18f-4.

The private warrants held by the Company and included in the Consolidated Statement of Equity are classified as equity investments not as a derivative instrument. See further discussion in Note 2 - "Summary of Significant Accounting Policies" under the "Investments" section.

Interest Income

Interest income (including paid-in-kind interest) and interest expense is recognized as earned on an accrual basis and is earned or incurred from fixed income securities, certain financing arrangements and broker balances, and includes accretion of discounts and amortization of premiums calculated using the effective yield method, where applicable. Generally, investments are placed on non-accrual status when a borrower has missed multiple payments and the Company believes future payments are doubtful. Expenses are recognized as incurred on an accrual basis.

The Company will reduce current interest income by charging off any interest receivable (or cost basis of investments in the case of paid-in-kind interest) when the collection of all or a portion of such interest becomes doubtful or where credit quality restricts the ability to reasonably estimate cash flows. Other factors such as purchase price, fair value and current market conditions are also considered when determining non-accrual status for investments. The Company does not accrete discounts or amortize premiums or recognize paid-in-kind interest on investments that are placed on non-accrual status.

Other Income

When the Company purchases an investment, it may receive fees during the life of the investment such as commitment fees, letter of credit fees and amendment fees. The upfront fees received in connection with investments that are deemed to be an adjustment to yield are capitalized and amortized over the term of the investment. Other fees that are received, but not deemed to be an adjustment to yield may be recognized as earned and are included in other income on the Consolidated Statement of Operations. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Organization and Offering Costs

The Company will bear expenses relating to the organization of the Company and the offering of its Shares.

Organization costs include the cost of regulatory compliance, formation, including legal fees related to the creation and organization of the Company and its organizational documents, as well as its election to be regulated as a BDC. For the avoidance of doubt, organization costs shall not include sales loads, commissions or placement agent fees. Organization costs are expensed as incurred on the Consolidated Statement of Operations.

Offering costs include legal, accounting, printing and other expenses associated with the preparation of a registration statement in connection with any subsequent offering of Shares. Offering costs will be capitalized and included as deferred offering costs on the Consolidated Statement of Financial Condition and will be amortized to expense over a twelve-month period once Shares are issued.

Since inception, the Adviser has elected to pay both organization and offering costs under the Amended and Restated Expense Support and Conditional Reimbursement Agreement (“Expense Support Agreement”). Organization and offering costs will be subject to recoupment under to terms of the Expense Support Agreement as of the date of the BDC Election. See discussion in Note 3 - "Related Party Transactions and Agreements" for additional disclosure on the Expense Support Agreement.

Debt Issuance and Financing Costs

Debt issuance and financing costs generally relate to lender fees and legal fees associated with the establishment of the financing vehicles consolidated by the Company. Debt issuance and financing costs also include extension fees and upfront fees on loans or revolving credit facilities held by the Company. These costs are capitalized and are amortized over the term of the financing arrangements, revolving credit and loan facilities, as applicable. The deferred debt issuance and financing costs are netted with their respective liabilities on the Consolidated Statement of Financial Condition.

Foreign Currency Translation

Assets and liabilities that are denominated in foreign currencies are translated into U.S. dollars at the closing rates of exchange at June 30, 2025. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company includes that portion of the results of operations resulting from changes in foreign exchange rates on investments in net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations. All other foreign currency translation gain/(loss) is included in the net realized and unrealized foreign currency translation gain/(loss) on the Consolidated Statement of Operations.

Income Taxes

For tax periods prior to the effective date of the RIC Election (as defined below), the Company expects to be classified as a partnership for U.S. federal income tax purposes. As a partnership, the Company generally will not pay U.S. federal income taxes, but each of the Company’s investors will generally be required to file U.S. income tax returns and pay income taxes on the income and gains allocated to it in respect of its interest in the Company (whether or not distributed). Following its BDC Election, the Company intends to make the RIC Election and will file its tax return for the taxable year that begins on the effective date of the RIC Election (the ‘‘RIC Election Date’’), as a RIC. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its investors as distributions. Rather, any U.S. federal income tax liability related to amounts distributed by the Company represents obligations of the Company’s investors.

To qualify as a RIC, the Company must (among other requirements) meet certain source of income and asset diversification requirements and timely distribute to its investors at least 90% of its investment company taxable income, as defined by the Code, for each year.

Following the RIC Election Date, if the Company fails to distribute in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s ordinary income for the calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (collectively, the ‘‘Excise Tax Distribution Requirements’’), the Company will be subject to a 4% nondeductible U.S. federal excise tax on the amount by which it does not meet the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid).

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” ("ASU 2024-03") which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

3. Related Party Transactions and Agreements

The Adviser

The Company is managed by the Adviser which provides management services to the Company pursuant to the Investment Advisory Agreement. Subject to the overall supervision of the Board, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring the Company’s portfolio on an ongoing basis through a team of investment professionals.

Management Fee

The Company pays to the Adviser a management fee (the ‘‘Management Fee’’) at an annual rate of 1.25% of the Company’s net assets, payable quarterly in arrears, calculated as of the end of the most recently completed calendar quarter and adjusted for any Share issuances, repurchases, dividends or distributions during the relevant calendar quarter. For purposes of determining the Management Fee, the Company’s net assets means its total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Adviser has agreed to waive the Management Fee for (i) the period prior to the BDC Election, and (ii) the 6-month period following the date of the first closing following the BDC Election (the ‘‘Initial Fee Waiver’’). The Initial Fee Waiver is not subject to recoupment by the Adviser. The Management Fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

As of June 30, 2025, the Company has not recorded any Management Fee and corresponding Initial Fee Waiver within the Consolidated Statement of Operations due to a negative net asset value in the prior quarter. As investment operations had not yet commenced, no Management Fees or Initial Fee Waivers were recorded as of December 31, 2024.

Incentive Fee

The Company pays to the Adviser an incentive fee that will consist of two parts. In any given quarter, one part of the incentive fee may be payable while the other is not. The first part of the incentive fee (the ‘‘Investment Income Incentive Fee’’) will be calculated and payable on a quarterly basis, in arrears, and will equal 12.5% of Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or ‘‘Hurdle Rate,’’ measured on a quarterly basis and a ‘‘catch-up’’ feature. To determine whether Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, Pre-Incentive Fee Net Investment Income is expressed as a rate on the average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, equals:

•
the Company’s net assets as of the end of the calendar quarter immediately preceding the applicable day; plus
•
the aggregate amount of capital invested (including reinvested) from investors from the beginning of the current quarter to the applicable day; minus
•
the aggregate amount of distributions (including Share repurchases) made by the Company from the beginning of the current quarter to the applicable day (but only to the extent distributions were not declared and accounted for on the Company’s books and records in a previous calendar quarter).

The Company pays the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee will be payable to the Adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate for such calendar quarter;
•
100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 1.715% for that calendar quarter will be payable to the Adviser. The Company refer to this portion of its Pre-Incentive Fee Net Investment Income as the ‘‘catch-up’’; and
•
12.5% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.715% in any calendar quarter is payable to the Adviser

‘‘Pre-Incentive Fee Net Investment Income’’ means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence, consulting or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred shares, but excluding the incentive fee). In addition, Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received, or interest in the form of securities received rather than cash, including original issuance discount (‘‘OID’’), payment-in-kind and zero coupon investments.

For the three and six months ended June 30, 2025, the Adviser elected to waive the Investment Income Incentive Fee.

For the three and six months ended June 30, 2025, the Company has recorded the Investment Income Incentive Fee and corresponding waiver of $86.1 thousand within the Consolidated Statement of Operations.

The second part of the incentive fee (the ‘‘Capital Gains Incentive Fee’’) will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 12.5% of cumulative realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

For the three and six months ended June 30, 2025, the Company has recorded the Capital Gains Incentive Fee of $73.7 thousand and $88.1 thousand, respectively, within the Consolidated Statement of Operations, which is not payable until December 31, 2025.

The fees that will be payable under the Investment Advisory Agreement shall be appropriately adjusted for any Share issuances or repurchases during the calendar quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and except as described above, exclude capital gains, realized loss and unrealized capital appreciation or depreciation.

Amended and Restated Expense Support and Conditional Reimbursement Agreement

The Company entered into an amended and restated expense support and conditional reimbursement agreement (the ‘‘Expense Support Agreement’’) with the Adviser as of June 3, 2025, pursuant to which the Adviser may elect to pay certain of the Company’s expenses (including organization and offering costs, excluding interest expense, shareholder servicing fees and distribution fees) on the Company’s behalf (each, an ‘‘Expense Payment’’). If the Adviser elects to pay certain of the Company’s expenses, the Adviser may be entitled to reimbursement of such expenses from the Company, subject to the terms of the Expense Support Agreement, summarized below. Following any calendar quarter the Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company's Shareholders based on distributions declared with respect to record dates occuring in such calendar quarter (as further defined below under “Excess Operating Funds”), then the Company will be required make a payment to the Adviser (each a ‘‘Reimbursement Payment”). Reimbursement Payments to the Adviser will be accrued as they become probable or estimable or as certain conditions in the Expense Support Agreement are triggered.

Expense Payments are recorded in the Company’s Consolidated Statement of Operations, classified under the appropriate operating expense caption offset by the total amount of Expense Payments made by the Adviser captioned as Expense Support. The Company's obligation to make a Reimbursement Payment will be recorded as a payable on the last business day of the applicable calendar quarter, and will be paid as promptly as possible following such applicable calendar quarter and in no event later than forty-five days after the end of such applicable quarter, except to the extent the Adviser has waived its right receive such payment for the applicable quarter.

‘‘Available Operating Funds’’ are defined as the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

‘‘Excess Operating Funds’’ are defined as the calendar quarter when Available Operating Funds exceed the cumulative distributions accrued to the Company’s Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter),

The Company will utilize such Excess Operating Funds, or a portion thereof, to make a Reimbursement Payment to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of the applicable quarter have been reimbursed. The Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments that have not been reimbursed within three years prior to the last business day of such calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement. Reimbursement Payments are recorded in the Company’s Consolidated Statement of Operations as Expense Reimbursement. In a calendar quarter with Excess Operating Funds, a payable is recorded in the Consolidated Statement of Financial Condition for the amount of the Reimbursement Payment due to the Adviser.

For the three and six months ended June 30, 2025, the Company recorded $0.2 million and $2.6 million, respectively of organization costs and related expense support in the Consolidated Statement of Operations. As the Company did not generate Excess Operating

Funds and it is not yet probable that the Company will generate Excess Operating Funds, no respective payable was recorded in the Consolidated Statement of Financial Condition.

For the six months ended June 30, 2025, the Company recorded $1.0 million of deferred offering costs and the related payable within the Consolidated Statement of Financial Condition that the Adviser incurred on the Company's behalf pursuant to the Expense Support Agreement. No additional costs were incurred in the three months ended June 30, 2025. These costs will be amortized over a twelve month period to expense on the Consolidated Statement of Operations upon Share issuance.

The Administrator

The Administrator provides, or oversees the performance of, certain administrative and compliance services pursuant to the ‘‘Administration Agreement’’. The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations pursuant to the Administration Agreement. The Administrator is an affiliate of Fortress and may provide (including through its affiliates) similar services to other existing or future investment funds or accounts managed by Fortress or any of its affiliates (the "Fortress Managed Accounts"), provided that, except where otherwise specifically stated in the Company's registration statement on Form 10, Fortress Managed Accounts shall not include investment funds and accounts managed by (i) the indirect owner(s) of Fortress or (ii) any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress). To the extent that the Administrator provides administrative services to other Fortress Managed Accounts, any of the costs and expenses associated with the Administrator’s personnel overhead (including rent, office equipment and utilities) or incurred by the Administrator in performing its administrative obligations, will be borne by the Company based on its allocable share of the costs, on an estimated basis. Notwithstanding the foregoing, in circumstances where the Administrator reasonably believes that an allocation of such expenses or the amount allocated to the Company and/or other Fortress Managed Accounts would produce an inequitable result to the Company and/or other Fortress Managed Accounts, the Administrator may allocate such expenses in a fair and equitable manner. Such allocations will be subject to review and approval by the Board on a periodic basis.

Transaction with an Affiliate

In June 2025, the Company purchased a group of loans totaling $165.1 million of commitments from a fund managed by an affiliate of the Adviser and in which certain of our trustees and officers and members of the Investment Committee may have indirect pecuniary interests. The loans were purchased at fair market value for $147.5 million, which was determined by management with the use of third party independent valuation agents. As of June 30, 2025, $30.4 million of these trades remained unsettled and therefore were classified as "Due to Affiliate" in the Consolidated Statement of Financial Condition.

4. Investments

The table below presents our investments at amortized cost and fair value as of June 30, 2025 expressed in thousands:

Investment Type	Amortized Cost	Fair Value
First lien debt investments	$334,328	$334,880
Preferred equity investments	355	507
Total	$334,683	$335,387

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of June 30, 2025 expressed in thousands:

Industry	Fair Value	% Fair Value
Building Products	$27,031	8.1%
Chemicals	7,131	2.1
Commercial Services & Supplies	14,051	4.2
Construction & Engineering	9,165	2.7
Distributors	12,600	3.8
Diversified Telecommunication Services	7,285	2.2
Financial Services	1,670	0.5
Food Products	37,520	11.2
Ground Transportation	26,017	7.8
Hotels, Restaurants & Leisure	30,666	9.1
IT Services	34,373	10.2
Leisure Products	14,682	4.4
Oil, Gas & Consumable Fuels	66,161	19.7
Software	47,035	14.0
Total	$335,387	100.0%

As of June 30, 2025, all of the Company's geographic risk is centralized in North America with 93% in the United States and 7% in Canada.

5. Fair Value Measurements

Assets and liabilities recorded at fair value are classified and disclosed based upon a fair value hierarchy as described below. The fair value hierarchy prioritizes and ranks the levels of observability of inputs used in measuring investments at fair value. The observability of inputs is impacted by multiple factors, including the type of investment and the characteristics specific to the investment. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. Levels are based on the lowest level of significant input to valuation.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1 – price quotes (unadjusted) for identical assets or liabilities that are available in active markets to which the Company has access to at the measurement date. The Company classifies unrestricted securities listed in active markets as Level 1. The Company does not adjust the quoted price for these assets or liabilities, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.

Level 2 – pricing inputs, other than quoted prices included within Level 1, which are directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets (including actionable bids from third parties for privately held assets or liabilities), and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivative contracts or other assets or liabilities. The Company classifies swaps and forward foreign currency contracts with observable inputs as Level 2.

Level 3 – unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date and is based upon the Adviser or third-party’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private or real estate companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, interest rate volatility, recovery rates, multiple on invested capital (‘‘MOIC’’) and market multiples, such as TEV/EBITDA multiples. Valuations based upon information from third parties, such as broker quotes and third-party valuation services, in consultation with management, which are based significantly on unobservable inputs or are otherwise not supportable as Level 2 inputs are classified as Level 3. Level 3 investments also include certain investments in affiliates whereby the underlying investments within the affiliated entities can be classified under Level 1, 2 or 3.

The following table presents the valuation of the Company’s investment portfolio at fair value as of June 30, 2025 by level within the fair value hierarchy.

($ in thousands)	Level 1	Level 2	Level 3	Total
First lien debt investments	$—	$9,689	$325,191	$334,880
Preferred equity investments	-	-	507	507
Foreign currency forward transactions	-	(44)	-	(44)
Total Assets and Liabilities at Fair Value	$—	$9,645	$325,698	$335,343

The following table presents a roll forward of the amounts in the Consolidated Statement of Financial Condition of the Company’s investment portfolio for the period from January 1, 2025 to June 30, 2025 classified by the Company within Level 3 of the fair value hierarchy. The Company did not make any investments from January 25, 2024 (inception) to December 31, 2024. When a determination is made to classify an investment within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The Level 3 gain/(loss) in the following table is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the period from January 1, 2025 to June 30, 2025.

($ in thousands)	First lien debt investments	Preferred equity investments	Total
Fair value, December 31, 2024	$—	$—	$—
Purchases/Borrowings	338,515	355	338,870
Sales and Settlements/Paydowns	(13,823)	—	(13,823)
Accretion of discount/amortization of premium	73	—	73
Total net realized and unrealized gain/(loss)
on investments	427	152	579
Fair value, June 30, 2025	$325,191	$507	$325,698

The following table presents quantitative and qualitative information about the significant unobservable inputs used in determining the fair value of the Company’s Level 3 investments. The table displays the range of significant unobservable inputs used by valuation techniques for each Level 3 asset category. Certain inputs may not be significant inputs used in the valuation of all investments within the Level 3 asset category. Additionally, the range of such inputs presented in the table may not be applicable to the valuation of each individual asset within a category. The categorization of assets in the below table is determined by each individual asset’s valuation characteristics. With the exception of Level 3 investments that have been valued without management generated inputs, including but not limited to, broker quotations or pricing services, the following table includes all investments included in Level 3 as displayed in the fair value measurement table presented earlier.

At June 30, 2025, all Level 3 investments were included in the following table.

Certain asset categories, fair value amounts, valuation techniques and significant unobservable inputs are disclosed in the table and represent investments held directly by the Company, it is not intended to be all inclusive. The asset categories presented within the table may be more disaggregated than the categories presented within the consolidated condensed schedule of investments in order to further describe the valuation characteristics and align with the fair value methods described within the Note 5- "Fair Value Measurements".

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$241,774	Discounted Cash Flow	Discount Rate	9.5%-13.3%	11.0%
	52,509	Transactional Value	Transaction Price	N/A	N/A
	20,051	Black-Derman-Toy (BDT)	Discount Rate	7.5%-10.9%	8.6%
			Interest Rate Volatility	30.0%	30.0%
	10,857	Broker Quotes	Broker Quotes	N/A	N/A
Preferred equity investments	$507	Valuation Multiple	LTM EBITDA	7.3x-9.8x	8.6x

[1]Unobservable inputs were weighted by the relative fair value of the investments
[2]$ expressed in thousands.

For the six months ended June 30, 2025, the majority of the investments purchased by the Company were purchased alongside other funds, accounts and clients managed by the Adviser or its affiliates.

6. Subscription Facility

On March 7, 2025, the Company entered into a revolving credit facility (the ‘‘Subscription Facility’’) with a major financial institution for a total commitment of $400 million. The scheduled maturity date of the Subscription Facility is March 6, 2026. The Subscription Facility can be drawn upon, at the discretion of the Company, for any purpose expressly permitted in the Company’s organizational and offering documents, including to purchase portfolio investments and for working capital purposes. The Subscription Facility is secured by the unfunded commitments of a group of investors (the "Seed Investors"). The interest rate generally applicable to the loans advanced under the Subscription Facility is the applicable SOFR rate plus 2.35% per annum.

On April 28, 2025, the Company entered into an amendment to the Subscription Facility to add a lender and increase the total lender commitment to $470 million ("Tranche A").

On June 25, 2025 (the “Second Amendment Effective Date”), the Company entered into a second amendment to the Subscription Facility to add a new tranche of subordinated debt, in an amount up to $70 million, ("Tranche B") increasing the total lender commitment to $540 million. The interest rate generally applicable to the loans advanced under the new tranche is the applicable SOFR rate plus 2.70% per annum, increasing by 20 basis points per annum on each quarterly anniversary of the Second Amendment Effective Date. As of June 30, 2025, the second tranche remained undrawn.

As of June 30, 2025, deferred financing costs on the Subscription Facility amounted to $1.9 million. This amount has been deferred and is being amortized through maturity. The unamortized portion has been recorded within debt on the Consolidated Statement of Financial Condition and the amortized portion has been recorded within interest expense on the Consolidated Statement of Operations.

As of June 30, 2025, the outstanding balance on the Subscription Facility was $311.0 million. The unused commitment fee under the revolving credit facility is 0.25% per annum for Tranche A and 0.35% for Tranche B. As of December 31, 2024, the Company had not entered into any other credit facilities.

The table below presents the components of interest expense for the following periods:

($ in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Interest expense	$1,835	$1,927
Amortization of debt issuance costs	431	513
Total Interest Expense	$2,266	$2,440

Average interest rate[1]	6.6%	6.6%
Average daily outstanding borrowings	$92,854	$73,254
[1]Averages are calculated based on annualized amounts.

7. Investor Capital Commitments

The Company from time to time may conduct private offerings of its common shares of beneficial interest, par value $0.01 per share, (the "Shares"). As a private fund prior to the BDC Election, the Company held closings from time to time with investors who are (i) “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (“1933 Act”) and (ii) “qualified purchasers” as defined in the 1940 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each such closing, each investor made a capital commitment to purchase the Company's Shares pursuant to a subscription agreement entered into with the Company.

On February 25, 2025, the Company received a $50 thousand commitment and cash payment from an affiliate of the Adviser. This was recorded as a subscription in advance as Shares have not yet been issued. This is classified as a liability in the Consolidated Statement of Financial Condition.

As of June 30, 2025, the Company has received $638 million of initial commitments from the Seed Investors. As of June 30, 2025, the Seed Investors’ commitments remained fully undrawn. The Seed Investors are ‘‘qualified purchasers’’ as defined under the 1940 Act.

When the commitments are called, the Company will establish and maintain a separate capital account for each investor. Such capital accounts shall be increased by the capital contributions made by the investor and allocable share of net income or gains and decreased by any distributions made to the investors and allocable share of net loss. The liability of each investor is limited to the amount of capital commitments made by such investor.

8. Financial Highlights

The following represents ratios to net assets for the period from January 1, 2025 to June 30, 2025. No ratios have been calculated for the period from January 25, 2024 (inception) to December 31, 2024 because there was no investment activity.

Total return as of June 30, 2025	4,051%

Ratios to average Net Assets
Net investment income/(loss)[1]	1,209%

Expenses
Operating expenses[2]	839%
Interest and other expenses	9,851
Investment income incentive fee	347
Capital gains incentive fees	355
Organization costs	10,643
Total expenses before expense support and fee waivers	22,035
Expense support and fee waivers[3]	(10,990)
Total expenses after expense support and fee waivers	11,045%

[1]Net investment income/(loss) is net of expenses.
[2]Operating expenses include administration fees and professional fees
[3]Represents expenses the Adviser has elected to pay (in accordance with the Expense Support Agreement) and fees elected to waive on behalf of the Company.

Income and expenses have not been annualized in calculating these ratios.

As of June 30, 2025, the Company has not yet issued Shares or recorded equity, the ratios and total returns are larger than if the Company had issued Shares or recorded equity.

9. Risks and Uncertainties

In the ordinary course of business, the Company may encounter significant credit, market and liquidity risks. Credit risk is the risk of default of investments including loans, securities or derivatives, as applicable, which result from a borrower’s or counterparty’s inability or unwillingness to make required or expected payments.

Market risk reflects adverse changes in the value of investments loans, securities or derivatives, as applicable, due to changes in interest rates, prevailing credit spreads, foreign currency exchange rates, general economic conditions, financial market conditions, domestic or international economic or political events (including wars, terrorist acts or security operations), developments or trends in any particular industry, natural disasters, pandemics or health crises and the financial condition of the obligors on the Company’s assets.

The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facilities.

Liquidity risk is the risk that the Company may not be able to sell assets when it desires to do so or to realize what it estimates to be their fair value in the event of a sale. Due to the nature of the Company’s strategy, the Company’s portfolio includes relatively illiquid investments having a greater amount of both market and credit risk than other investments. These investments trade in a limited market, may not be able to be immediately liquidated and can be involved in litigation or have regulatory restrictions. The value assigned to these investments may differ from the values that would have been used had a broader market for such investments existed or had such legal and regulatory circumstances not existed. The sale of illiquid assets and restricted securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or on the over-the-counter markets. Restricted securities may sell at a price lower than similar securities that are not subject to restriction on resale.

The Company invests in fixed income financial instruments. Until such investments are sold or matured, the Company is exposed to credit risk relating to whether the issuer will meet its obligation when it becomes due.

The Company may also invest in securities of companies and assets located outside of the United States (considered non-qualifying investments under Section 55(a) of the 1940 Act). The Company’s international investments are subject to the same risks associated with its United States investments as well as additional risks, such as fluctuations in foreign currency exchange rates, potentially adverse tax consequences and the burden of complying with foreign laws. The Company is subject to the risk of restrictions imposed by foreign governments on the repatriation of cash and to political or economic uncertainties as a result of investing in financial instruments issued in foreign countries. Following the BDC Election, to remain in compliance with BDC regulatory requirements the Company will invest no more than 30% of the portfolio in non-qualifying assets.

There is no clearing house for bank loans and other interests, nor is there a depository for custody of any such interests. The processes by which these interests are cleared, settled and held in custody are individually negotiated between the parties to the transaction. This subjects the Company to operational risk to the extent that there are delays and failure in these processes. The Company invests in loans, including loans issued by or related to companies that are experiencing various forms of financial, operational, legal, and/or other distress or impairment. The Company’s investments may be noninterest bearing, unsecured, and/or subordinated to other claimants. Until the investments are sold or mature, the Company is exposed to credit risk relating to whether the obligor will meet its obligation when it comes due. The terms of the bank loans may require the Company to extend to a borrower additional credit, or provide funding for any undrawn amount of such bank loans at the request of the borrower. This exposes the Company to potential liabilities that are not reflected in the Consolidated Statement of Changes in Net Assets. Refer to Note 10 - "Commitments and Contingencies" for additional disclosure.

10. Commitments and Contingencies

As an inherent part of its investment objective, the Company may enter into agreements which contemplate the need for additional financial support, whether contractual or at the discretion of the Adviser, to carry out approved business plans or operating budgets with respect to certain investments. While the Company generally has discretion with respect to such additional financial support, if any, the timing and amount of additional financial support cannot be predicted with any certainty.

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

In the ordinary course of business, the Company may provide, or agree to provide either directly or indirectly certain financial guarantees or indemnities including without limitation springing and/or nonrecourse carve-out guarantees (collectively the ‘‘Guaranty Obligations’’) typically associated with nonrecourse debt financings of real property investments held by or through its UIVs. Common carve-outs include the borrower’s fraud, misrepresentation, bankruptcy, misapplication of insurance proceeds, waste, failure to maintain separateness covenants, environmental/hazardous substance contamination and intentional destruction of property (each a ‘‘Bad Act’’). The Guaranty Obligations would generally be enforceable upon the occurrence of a Bad Act and could result in (i) the loan becoming fully recourse to the guarantor(s) and/or (ii) guarantor liability for losses incurred by the lender. Generally, the Company’s maximum exposure under such guarantees or indemnities is not stated and is unknown as this would involve future claims that may be made against the Company that have not yet occurred. Additionally, certain indemnities may survive the term of the related debt financing. Although the maximum exposure under such Guaranty Obligations could be significant to the Company, based on its history, the Company expects the likelihood of such Guaranty Obligations being enforced against the Company and the risk of material loss to be remote.

As of June 30, 2025, the Company had unfunded commitments to investments of approximately $43.1 million, of which, $27.3 million related to delayed draw term loans and $15.8 million related to revolving credit facilities.

Company	Unfunded Commitment ($ in thousands)
Juniper Refuel	$8,458
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	2,250
Cendyn Group, LLC	1,903
GS AcquisitionCo, Inc.	7,313
Superior Intermediate LLC	5,081
LeadVenture Inc.	2,396
Riser Fitness, LLC	1,894
Shrieve Chemical Company, LLC	516
Solidcore Topco, LLC	2,887
Steele Solutions, Inc.	3,512
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	5,600
Total	$43,094

From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of June 30, 2025, the Company is not aware of any pending or threatened litigation.

11. Subsequent Events

Subscription Facility

On March 7, 2025, the Company entered into the Subscription Facility with The Bank of Nova Scotia (“Scotia”) for a total commitment of $400 million. On August 1, 2025, all outstanding borrowings under the Subscription Facility were repaid and all lender commitments thereunder were terminated.

BDC Election

On August 1, 2025, the Company filed an election to be regulated as a BDC under the 1940 Act. Upon such filing, we became subject to the 1940 Act requirements applicable to BDCs.

Share Issuance and Investor Capital Commitments

Date of Unregistered Sales	Amount of Class I Common Shares	Total Consideration ($ in thousands)
As of August 1, 2025 (number of Shares finalized on August 26, 2025)	30,501,210	$762,530
Total	30,501,210	$762,530

During the month of August 2025, the Company issued and sold 30,501,210 Shares for aggregate consideration of $762.5 million, which includes the $638 million of initial commitments from the Seed Investors. The purchase price per Share equaled $25.00. The above table details the Shares sold.

During August 2025, in addition to shares issued, the Company received additional capital commitments of $67.1 million, all of which remains undrawn as of the date of this report.

Revolving Credit Facility

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotia Credit Agreement" and the senior secured credit facility thereunder, the "Scotia Facility") by and among the Company, the lenders and issuing banks party thereto from time to time and Scotia, as administrative agent.

Subject to the conditions contained therein, the Scotia Credit Agreement provides for a $400 million senior secured revolving credit facility, which includes a $50 million sublimit for swingline loans and a $30 million sublimit for the issuance of letters of credit. The Company may, at any time, request an increase of the commitments under the Scotia Credit Agreement to an amount not exceeding $800 million to the extent the lenders (existing and new lenders) agree to provide the additional commitment.

The Scotia Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may elect the applicable rate of interest at the time of drawdown and outstanding loans made pursuant to the Scotia Credit Agreement may be converted from one interest rate to another at any time at the Company’s option, subject to certain conditions. Subject to acceleration in certain cases, interest is payable in arrears either monthly or quarterly based on the type of loan obtained and, in the case of swingline loans, on the date such loan is to be repaid. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotia Facility.

The Scotia Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments (as defined in the Scotia Credit Agreement), transactions with Affiliates (as defined in the Scotia Credit Agreement) and certain financial covenants related to the Company’s asset coverage ratio and minimum shareholders’ equity and other maintenance covenants.

The availability period under the Scotia Facility will terminate on August 3, 2029 (the “Commitment Termination Date”) and the Scotia Facility will mature on August 5, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Scotia Credit Agreement out of the proceeds of certain asset sales and other recovery events, equity and debt issuances and other returns of capital and extraordinary receipts. The Company also will be obligated to make mandatory prepayments on Loans in the event of a deficiency in the borrowing base and on multicurrency loans in the event of changes in exchange rates.

In connection with the Scotia Credit Agreement, certain subsidiaries to be formed by the Company (each a “Subsidiary Guarantor”) will guarantee the obligations of the Company pursuant to the Scotia Credit Agreement. The obligations of the Company pursuant to the

Scotia Credit Agreement and each Subsidiary Guarantor is secured by a first-priority security interest in substantially all of the assets of the Company and any Subsidiary Guarantor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in the section entitled “Item 1A. Risk Factors” in our Registration Statement.

Overview

Fortress Private Lending Fund (the “Company”) is a Delaware statutory trust formed on January 25, 2024 (the “Date of Formation”). The Company is a “perpetual-life”, externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on August 1, 2025 (the “BDC Election”). Prior to the BDC Election, the Company conducted its investment activities and operations in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act.

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company will elect to be treated, and the Company intends to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

The Company is managed by FPLF Management LLC (in its capacity as investment advisor, the “Adviser”), an indirect subsidiary of Fortress Investment Group LLC (“Fortress”), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the “Investment Advisory Agreement”). See further discussion in Note 3 – "Related Party Transactions and Agreements". Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

FPLF Management LLC (in its capacity as administrator, the "Administrator"), may delegate any of its obligations under the amended and restated administration agreement, dated February 10, 2025, between the Administrator and the Company (the "Administration Agreement"), to an affiliate or to a third-party to assist in the provision of administrative services (a ‘‘Sub-Administrator’’). The Sub-Administrator will receive compensation for its services under a sub-administrative agreement. The Sub-Administrator receives fees, plus out-of-pocket expenses, based on the nature and extent of services provided. The Administrator has retained SEI Global Services, Inc. as the Sub-Administrator to provide administrative and accounting services.

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including ‘‘unitranche’’ loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject, following the BDC Election, to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in ‘‘qualifying assets’’, as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of the portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As such, the Company expects to invest periodically in European and other non-U.S. companies. The Company intends to rely on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

The Company’s investments will consist primarily of first lien debt and may be accompanied by junior debt and/or equity or equity-related investments, including common stock, preferred stock, securities convertible into common stock and/or warrants. The Company’s investments are expected to have the potential to achieve significant investment income and capital appreciation and generally will have maturities of three to eight years; however, there is no limit on the maturity or duration of any security the Company may hold in its portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than directly originated investments.

The Company expects that most of its debt investments will be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services), which is often referred to as “junk” or “high yield”. These “junk” or “high yield” securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

The Company’s investment strategy is expected to benefit from Fortress’s reputation and ability to transact in scale with speed and certainty and its long-standing and extensive relationships with private equity firms as well as direct borrowers that require attractive financing for their transactions.

In addition, the Company may, in the sole discretion of the Adviser, pursue investments outside of the categories described above to take advantage of prevailing market conditions.

Market Conditions and Trends

To date, 2025 has been marked by the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty, and geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts). This uncertainty has continued to weigh on merger and acquisition and sponsor deal activity and market valuations.

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure” in our Registration Statement.

Recent Developments

Subscription Facility

On March 7, 2025, the Company entered into a the Subscription Facility with The Bank of Nova Scotia ("Scotia") for a total commitment of $400 million. On August 1, 2025, all outstanding borrowings under the Subscription Facility were repaid and all lender commitments thereunder were terminated.

BDC Election

On August 1, 2025, we filed an election to be regulated as a BDC under the 1940 Act. Upon such filing, we became subject to the 1940 Act requirements applicable to BDCs.

Share Issuance and Investor Capital Commitments

Date of Unregistered Sales	Amount of Class I Common Shares	Total Consideration ($ in thousands)
As of August 1, 2025 (number of Shares finalized on August 26, 2025)	30,501,210	$762,530
Total	30,501,210	$762,530

During the month of August 2025, the Company issued and sold 30,501,210 Shares for aggregate consideration of $762.5 million, which includes the $638 million of initial commitments from the Seed Investors. The purchase price per Share equaled $25.00. The above table details the Shares sold.

During August 2025, in addition to Shares issued, the Company received additional capital commitments of $67.1 million, all of which remains undrawn as of the date of this Form 10-Q.

Revolving Credit Facility

On August 5, 2025, we entered into a Senior Secured Revolving Credit Agreement (the "Scotia Credit Agreement" and the senior secured credit facility thereunder, the "Scotia Facility") by and among the Company, the lenders and issuing banks party thereto from time to time and Scotia, as administrative agent.

Subject to the conditions contained therein, the Scotia Credit Agreement provides for a $400 million senior secured revolving credit facility, which includes a $50 million sublimit for swingline loans and a $30 million sublimit for the issuance of letters of credit. The Company may, at any time, request an increase of the commitments under the Scotia Credit Agreement to an amount not exceeding $800 million to the extent the lenders (existing and new lenders) agree to provide the additional commitment.

The Scotia Facility can be drawn upon, at our discretion, for general corporate purposes, including the funding of portfolio investments. The Company may elect the applicable rate of interest at the time of drawdown and outstanding loans made pursuant to the Scotia Credit Agreement may be converted from one interest rate to another at any time at the Company’s option, subject to certain conditions. Subject to acceleration in certain cases, interest is payable in arrears either monthly or quarterly based on the type of loan obtained, and, in the case of swingline loans, on the date such loan is to be repaid. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotia Facility.

The Scotia Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments (as defined in the Scotia Credit Agreement), transactions with Affiliates (as defined in the Scotia Credit Agreement) and certain financial covenants related to the Company’s asset coverage ratio and minimum shareholders’ equity and other maintenance covenants.

The availability period under the Scotia Facility will terminate on August 3, 2029 (the “Commitment Termination Date”) and the Scotia Facility will mature on August 5, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Scotia Credit Agreement out of the proceeds of certain asset sales and other recovery events, equity and debt issuances and other returns of capital and extraordinary receipts. The Company also will be obligated to make mandatory prepayments on Loans in the event of a deficiency in the borrowing base and on multicurrency loans in the event of changes in exchange rates.

In connection with the Scotia Credit Agreement, certain subsidiaries to be formed by the Company (each a “Subsidiary Guarantor”) will guarantee the obligations of the Company pursuant to the Scotia Credit Agreement. The obligations of the Company pursuant to the Scotia Credit Agreement and each Subsidiary Guarantor is secured by a first-priority security interest in substantially all of the assets of the Company and any Subsidiary Guarantor.

Portfolio and Investment Activity

Portfolio Composition

As of June 30, 2025, the Company had investments in 26 portfolio companies with an aggregate fair market value of approximately $335.4 million and amortized cost of approximately $334.7 million. As of June 30, 2025, based on fair market value and amortized cost, our portfolio consisted of 99.85% and 99.89%, respectively, first lien debt investments and 0.15% and 0.11%, respectively preferred equity investments.

As of June 30, 2025, our weighted average total yield of the interest-bearing debt portfolio at fair value and amortized cost was 10.9% and 10.9%, respectively.

The table below presents our investments at amortized cost and fair value as of June 30, 2025 expressed in thousands:

Investment Type	Amortized Cost	Fair Value
First lien debt investments	$334,328	$334,880
Preferred equity investments	355	507
Total	$334,683	$335,387

We use Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of June 30, 2025 expressed in thousands:

Industry	Fair Value	% Fair Value
Building Products	$27,031	8.1%
Chemicals	7,131	2.1
Commercial Services & Supplies	14,051	4.2
Construction & Engineering	9,165	2.7
Distributors	12,600	3.8
Diversified Telecommunication Services	7,285	2.2
Financial Services	1,670	0.5
Food Products	37,520	11.2
Ground Transportation	26,017	7.8
Hotels, Restaurants & Leisure	30,666	9.1
IT Services	34,373	10.2
Leisure Products	14,682	4.4
Oil, Gas & Consumable Fuels	66,161	19.7
Software	47,035	14.0
Total	$335,387	100.0%

Investment Activity

As of June 30, 2025, all of our first-lien debt investments were performing and current on their interest payments. As of December 31, 2024, the Company had not yet commenced investment operations.

The Adviser has a highly coordinated and robust asset management and portfolio monitoring process, which involves frequent contact with borrowers, loan agents and other counterparties in order to ascertain a fundamental understanding of collateral value, cash flows and related risks. The Adviser’s portfolio management process entails frequent bottom-up analysis focused on understanding collateral value, cash flows and related risks. This assessment, as well as valuation generally, incorporates both internal and external reviews by independent consultants, bankers and/or advisors. The Adviser will routinely conduct dialogue with borrowers, management teams and industry experts in order to obtain not only an accurate depiction of the borrower’s current financial condition but also the health and continuity of its day-to-day operations. This subsequently entails monthly and quarterly compliance tests of financial covenants and collateral performance at the investment level, in addition to a comparison to budgeted assumptions. This, along with other counterparty datapoints, allows Fortress to proactively identify issues and concerns and formulate action plans to mitigate risk if necessary. In the event a problem arises, these monitoring efforts serve as a catalyst to mitigate risks, manage desired outcomes and enhance economics. The Adviser believes that Fortress has differentiated in-house workout and restructuring capabilities and looks to actively participate in restructuring processes in order to maximize recoveries.

As part of the monitoring process, our Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings.” Pursuant to these risk policies, an Internal Risk Rating of 1 to 4, which ratings are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.

Internal Risk Ratings Definitions

Our Adviser monitors and, when appropriate, changes the risk ratings assigned to each investment in our portfolio. Our Adviser reviews our investment ratings in connection with our quarterly valuation process. Our internal risk ratings are defined as follows:

1) The borrower is performing above the underwritten range of expectations, and the trends and risk factors of a particular investment since origination / acquisition, are generally favorable.

2) The borrower is generally performing within the expected range of likely outcomes underwritten prior to origination / acquisition of the investment, and the risk factors impacting our ability to recoup the cost basis of our investment are neutral. All new investments are initially assessed a rating of 2.

3) The borrower is performing below our range of expectations. The risk we do not recoup the cost basis of our investment has increased materially since origination / acquisition. The borrower may be or is increasingly likely to be out of compliance with debt covenants; however, debt service payments are generally not more than 120 days past due.

4) It is unlikely that we will fully recoup our cost basis, and in some cases, we may realize a substantial loss of principal upon exit. The borrower is likely out of compliance with one or more debt covenants. Debt service payments are likely to be substantially delinquent (more than 120 days past due).

Our Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

The table below presents the composition of our portfolio on the 1 to 4 rating scale as of the following periods:

($ in thousands)	As of June 30, 2025
Investment Rating	Fair Value	Percentage
1	$9,689	3%
2	325,698	97
3	-	-
4	-	-
Total	$335,387	100%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2025, and December 31, 2024 we had no non-accrual assets.

Emerging Growth Company Status

We are and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results may ultimately differ materially from those estimates.

Income

We generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans.

Expenses

The services of all investment professionals of our Adviser and its staff, when and to the extent engaged in providing investment advisory services to us and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser. Under the Investment Advisory Agreement, we bear all other costs and expenses of our operations and transactions.

From time to time, our Adviser, our Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse our Adviser, our Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, our Adviser or our Administrator may defer or waive fees and/or rights to be reimbursed for expenses.

Results of Operations

From the Date of Formation through June 30, 2024, the Company had not commenced principal operations and was focused on formation and private offering activities. The Company’s results of operations for the three and six months ended June 30, 2025 and for the period from the Date of Formation through June 30, 2024 are not comparable and, accordingly, no comparative amounts for the period from the Date of Formation through June 30, 2024 are discussed. Further, the Company only had a single investment as of March 31, 2025, results are described on a three and six month basis given the majority of the activity occurred in the current three month period, unless otherwise noted.

The following table sets forth the results of our operations for the three and six months ended June 30, 2025:

Income

Interest income (including payment-in-kind interest income) is derived from our investment portfolio and also includes other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

When we purchase an investment, it may receive fees during the life of the investment such as commitment fees, letter of credit fees and amendment fees and considered other income. The upfront fees received in connection with investments that are deemed to be an adjustment to yield are capitalized and amortized over the term of the investment.

($ in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Interest income	$2,522	$2,531
Payment-in-kind interest income	25	25
Other income	537	550
Total investment income	$3,084	$3,106

For the three and six months ended June 30, 2025, total investment income increased $3.1 million and $3.1 million, respectively, as a result of the growth in our investment portfolio of $344.8 million and $347.0 million, respectively. We purchased a group of loans at fair market value of $147.5 million at the close of the period ended June 30, 2025 and as such, related interest income did not start being earned until July 2025. PIK interest income represents 1% of total investment income. Other interest income represents 17% and 18%, respectively, of total investment income.

Expenses

We will reimburse the Adviser for its costs, expenses and our allocable portion of compensation of the Administrator’s personnel and overhead pursuant to the Administration Agreement. Interest expense relates to cost of borrowing on our Subscription Facility. In addition, we will pay the Adviser management and incentive fees. We will bear expenses relating to the organization of the Company which include the cost of regulatory compliance, formation, including legal fees related to the creation and organization of the Company and its organizational documents, as well as its BDC Election.

($ in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Organization costs	$247	$2,638
Interest expense	2,266	2,440
Administration fees	109	137
Capital gains incentive fee	74	88
Investment income incentive fee	86	86
Professional fees	68	71
Other expenses	1	2
Total Operating Expenses	$2,851	$5,462

For the three and six months ended June 30, 2025, total operating expenses increased $2.9 million and $5.6 million, respectively. The increase was primarily attributable to organizational expenses incurred in connection with the formation of the Company, as well as higher interest expense associated with borrowings under the Subscription Facility.

Expense Support/ Reimbursement and Fee Waivers

Pursuant to the amended and restated expense support and conditional reimbursement agreement, dated June 3, 2025, between the Company and the Adviser (the "Expense Support Agreement"), the Adviser may elect to pay certain of our expenses (including organization and offering costs) on the Company’s behalf. Additionally, the Adviser can elect to waive management and incentive fees. Furthermore, the Adviser has agreed to waive the management fee for (i) the period prior the to the BDC Election, and (ii) the 6-month period following the date of the first closing following the BDC Election.

($ in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Expense support (Note 3)	$(247)	$(2,638)
Recoupment of expense support	-	-
Investment income incentive fee waiver	(86)	(86)
Net Operating Expenses	$2,518	$2,738

For the three and six months ended June 30, 2025, net operating expenses increased $2.5 million and $2.7 million, respectively. Since inception, the Adviser has elected to pay both organization and offering costs under the Expense Support Agreement. We have not recorded any management fee and corresponding waiver due to a negative net asset value in the prior quarter. Further, the Adviser elected to waive the investment income incentive fee.

Net Realized and Unrealized Gain (Loss) on Investments

($ in thousands)	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Total Net Realized Gain (Loss)	$44	$44
Total Unrealized Gain (Loss)	545	660
Total Net Realized and Unrealized Gain (Loss)	$589	$704

For the three and six months ended June 30, 2025, total net realized gain (loss) increased $44.6 thousand related to the realized gain from the sale of and investment with SonicWall, Inc. to a third party.

For the three and six months ended June 30, 2025, total unrealized gain (loss) increased $545.1 thousand and $660.1 thousand, respectively. The tables below present the five largest contributors to the change in net unrealized gain (loss) on investments:

Issuer	Unrealized Gain (Loss) - ($ in thousands)
Riser Fitness, LLC	$153
Phoenix Operating, LLC	142
EagleView Technology Corporation	139
SonicWall, Inc.	137
Olibre Borrower LLC	111

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds received from the Offering, (ii) cash flows from our operations and (iii) proceeds from the Subscription Facility. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Shareholders, we may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of an existing credit facility or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, following the BDC Election, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors.

In addition, we may raise capital from future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future, including by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or warehouse facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity to purchaser on a non-recourse or limited basis.

Our primary uses of cash are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying our Adviser and Administrator, as applicable), (iii) the cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Shares. We believe that our current cash and cash equivalents on hand and our anticipated cash flows from operations will be adequate to meet the needs of our operations for at least the next twelve months. As of June 30, 2025, the Company had received capital commitments totaling approximately $638 million, all of which remains undrawn, of which $50 thousand was from an affiliate of the Adviser.

As of June 30, 2025, we had $8.7 million in cash and cash equivalents. During the three months ended June 30, 2025, cash used in operating activities was $299.4 million primarily attributable to funding portfolio investments of $347.4 million and cash provided by financing activities was $308.1 million due to borrowings of $308.8 million. During the six months ended June 30, 2025, cash used in operating activities was $300.3 million primarily attributable to funding portfolio investments of $348.4 million and cash provided by financing activities was $309.1 million due to borrowings of $311.0 million.

Subscription Facility

On March 7, 2025, the Company entered into a revolving credit facility (the ‘‘Subscription Facility’’) with a major financial institution for a total commitment of $400 million. The scheduled maturity date of the Subscription Facility is March 6, 2026. The Subscription Facility can be drawn upon, at the discretion of the Company, for any purpose expressly permitted in the Company’s organizational and offering documents, including to purchase portfolio investments and for working capital purposes. The Subscription Facility is secured by the unfunded commitments of a group of investors (the "Seed Investors"). The interest rate generally applicable to the loans advanced under the Subscription Facility is the applicable SOFR rate plus 2.35% per annum.

On April 28, 2025, the Company entered into an amendment to the Subscription Facility to add a lender and increase the total lender commitment to $470 million ("Tranche A").

On June 25, 2025 (the “Second Amendment Effective Date”), the Company entered into a second amendment to the Subscription Facility to add a new tranche of subordinated debt, in an amount up to $70 million, ("Tranche B") increasing the total lender commitment to $540 million. The interest rate generally applicable to the loans advanced under the new tranche is the applicable SOFR rate plus 2.70% per annum, increasing by 20 basis points per annum on each quarterly anniversary of the Second Amendment Effective Date. As of June 30, 2025, the second tranche remained undrawn.

As of June 30, 2025, deferred financing costs on the Subscription Facility amounted to $1.9 million. This amount has been deferred and is being amortized through maturity. The unamortized portion has been recorded within debt on the Consolidated Statement of Financial Condition and the amortized portion has been recorded within interest expense on the Consolidated Statement of Operations.

As of June 30, 2025, the outstanding balance on the Subscription Facility was $311.0 million. The unused commitment fee under the revolving credit facility is 0.25% per annum for Tranche A and 0.35% for Tranche B. As of December 31, 2024, the Company had not entered into any other credit facilities.

Revolving Credit Facility

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotia Credit Agreement" and the senior secured credit facility thereunder, the "Scotia Facility") by and among the Company, the lenders and issuing banks party thereto from time to time and Scotia, as administrative agent.

Subject to the conditions contained therein, the Scotia Credit Agreement provides for a $400 million senior secured revolving credit facility, which includes a $50 million sublimit for swingline loans and a $30 million sublimit for the issuance of letters of credit. The Company may, at any time, request an increase of the commitments under the Scotia Credit Agreement to an amount not exceeding $800 million to the extent the lenders (existing and new lenders) agree to provide the additional commitment.

The Scotia Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may elect the applicable rate of interest at the time of drawdown and outstanding loans made pursuant to the Scotia Credit Agreement may be converted from one interest rate to another at any time at the Company’s option, subject to certain conditions. Subject to acceleration in certain cases, interest is payable in arrears either monthly or quarterly based on the type of Loan obtained and, in the case of swingline loans, on the date such loan is to be repaid. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotia Facility.

The Scotia Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments (as defined in the Scotia Credit Agreement), transactions with Affiliates (as defined in the Scotia Credit Agreement) and certain financial covenants related to the Company’s asset coverage ratio and minimum shareholders’ equity and other maintenance covenants.

The availability period under the Scotia Facility will terminate on August 3, 2029 (the “Commitment Termination Date”) and the Scotia Facility will mature on August 5, 2030 (the “Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Scotia Credit Agreement out of the proceeds of certain asset sales and other recovery events, equity and debt issuances and other returns of capital and extraordinary receipts. The Company also will be obligated to make mandatory prepayments on Loans in the event of a deficiency in the borrowing base and on multicurrency loans in the event of changes in exchange rates.

In connection with the Scotia Credit Agreement, certain subsidiaries to be formed by the Company (each a “Subsidiary Guarantor”) will guarantee the obligations of the Company pursuant to the Scotia Credit Agreement. The obligations of the Company pursuant to the Scotia Credit Agreement and each Subsidiary Guarantor is secured by a first-priority security interest in substantially all of the assets of the Company and any Subsidiary Guarantor.

Equity Capital Activities

The Company did not issue any equity securities during the three months ended June 30, 2025.

Date of Unregistered Sales	Amount of Class I Common Shares	Total Consideration ($ in thousands)
As of August 1, 2025 (number of Shares finalized on August 26, 2025)	30,501,210	$762,530
Total	30,501,210	$762,530

During the month of August 2025, the Company issued and sold 30,501,210 Shares for aggregate consideration of $762.5 million, which includes the $638 million of initial commitments from the Seed Investors. The purchase price per Share equaled $25.00. The above table details the Shares sold.

During August 2025, in addition to Shares issued, the Company received additional capital commitments of $67.1 million, all of which remains undrawn as of the date of this Form 10-Q.

The Company intends to continue holding monthly closings in connection with the Offering, in which the Company will issue Shares to investors for immediate cash investment. Each of the Company’s closings in connection with the Offering will be conducted in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended ("1933 Act"), including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the 1933 Act. The Company reserves the right to conduct additional offerings of securities in the future in addition to the Offering. Moreover, although the Company intends to issue Shares on a monthly basis, the Company retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons. In addition, we may continue to allow certain investors to fund their investment in the Company over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by the Company. With respect to unfunded capital commitments, we will draw down on such commitments over time, on an as-needed basis by delivering a drawdown notice to each investor. All purchases of Shares pursuant to the capital commitments will generally be made pro rata in accordance with remaining capital commitments of all investors at a per Share price equal to NAV per Share.

NAV Per Share and Offering Price

We will determine NAV for our Shares as of the last day of each calendar month. Shares issuances related to monthly subscriptions are effective the first calendar day of each month. The Company did not issue any equity securities during the three months ended June 30, 2025.

Distributions

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

To the extent the Company has taxable income available, the Company intends to declare monthly distributions for the Shares. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. As of June 30, 2025, the Company has not yet declared any distributions. During the three months ended June 30, 2025, no Shares were outstanding and no distributions had been declared or paid by the Company.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.

Distribution Reinvestment Plan

With respect to distributions on Shares, the Company has adopted an “opt out” distribution reinvestment plan for Shareholders. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, each Shareholder that has not “opted out” of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional Shares rather than receiving cash distributions. Shareholders who receive distributions in the form of additional Shares are generally subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Share Repurchases

At the discretion of the Board and beginning no later than 12 months following the BDC Election, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board, including a majority of the Independent Trustees, may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. Under our share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by our Board, except that the Company deducts 2.00% from such NAV for Shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of June 30, 2025, for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2025:

Company	Unfunded Commitment ($ in thousands)
Juniper Refuel	$8,458
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	2,250
Cendyn Group, LLC	1,903
GS AcquisitionCo, Inc.	7,313
Superior Intermediate LLC	5,081
LeadVenture Inc.	2,396
Riser Fitness, LLC	1,894
Shrieve Chemical Company, LLC	516
Solidcore Topco, LLC	2,887
Steele Solutions, Inc.	3,512
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	5,600
Total	$43,094

There were no investments as of December 31, 2024.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement; and
•
the license agreement by and between the Company and Fortress, dated as of July 14, 2025.

The Company, the Adviser and certain of their affiliates received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions (the “Co-Investment Exemptive Order”). Co-investments made under the Co-Investment Exemptive Order will be subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction.

In June 2025, we purchased a group of loans totaling $165.1 million of commitments from a fund managed by an affiliate of the Adviser and in which certain of our trustees and officers and members of the Investment Committee may have indirect pecuniary interests. The loans were purchased at fair market value for $147.5 million, which was determined or confirmed by third party independent valuation agents.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with “Item 1A. Risk Factors” in our Registration Statement. See our condensed consolidated financial statements that are included elsewhere in this Form 10-Q for more information on critical accounting policies.

Fair Value Measurements

Investments held by the Company are valued in accordance with the provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. Assets and liabilities recorded at fair value are classified and disclosed based upon a fair value hierarchy as described below. The fair value hierarchy prioritizes and ranks the levels of observability of inputs used in measuring investments at fair value. The observability of inputs is impacted by multiple factors, including the type of investment and the characteristics specific to the investment. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. Levels are based on the lowest level of significant input to valuation.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1 – price quotes (unadjusted) for identical assets or liabilities that are available in active markets to which the Company has access to at the measurement date. The Company classifies unrestricted securities listed in active markets as Level 1. The Company does not adjust the quoted price for these assets or liabilities, even in situations where the Company holds a large position and the sale of such position would likely deviate from the quoted price.

Level 2 – pricing inputs, other than quoted prices included within Level 1, which are directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets (including actionable bids from third parties for privately held assets or liabilities), and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivative contracts or other assets or liabilities. The Company classifies swaps and forward foreign currency contracts with observable inputs as Level 2.

Level 3 – unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date and is based upon the Adviser or third-party’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private or real estate companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, interest rate volatility, recovery rates, multiple on invested capital (MOIC) and market multiples, such as TEV/EBITDA multiples.

Valuations based upon information from third parties, such as broker quotes and third-party valuation services, in consultation with management, which are based significantly on unobservable inputs or are otherwise not supportable as Level 2 inputs are classified as Level 3. Level 3 investments also include certain investments in affiliates whereby the underlying investments within the affiliated entities can be classified under Level 1, 2 or 3.

The Company follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASC 825-10”), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of our choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

Recent Accounting Pronouncements

See “Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies” for a discussion concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, the Company may encounter significant credit, market and liquidity risks. Credit risk is the risk of default of investments including loans, securities or derivatives, as applicable, which result from a borrower’s or counterparty’s inability or unwillingness to make required or expected payments.

Market risk reflects adverse changes in the value of investments loans, securities or derivatives, as applicable, due to changes in interest rates, prevailing credit spreads, foreign currency exchange rates, general economic conditions, financial market conditions, domestic or international economic or political events (including wars, terrorist acts or security operations), developments or trends in any particular industry, natural disasters, pandemics or health crises and the financial condition of the obligors on the Company’s assets.

The Company’s borrowing capacity is subject to the ability of the financial institutions in the banking syndicate to fulfill their respective obligations under the revolving credit facilities.

Investment Valuation Risk

There is not a public market or active secondary market for many of the types of investments in privately held companies that we intend to hold and make. As a result, we will value these investments monthly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board. In accordance with Rule 2a-5 under the 1940 Act, our Board has designated the Adviser to serve as the Valuation Designee as defined in Rule 2a-5 under the 1940 Act. Subject to the oversight of our Board, the Adviser will value our investments, no less frequently than monthly, including with the assistance of one or more independent valuation firms. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Liquidity Risk

Liquidity risk is the risk that the Company may not be able to sell assets when it desires to do so or to realize what it estimates to be their fair value in the event of a sale. Due to the nature of the Company’s strategy, the Company’s portfolio includes relatively illiquid investments having a greater amount of both market and credit risk than other investments. These investments trade in a limited market, may not be able to be immediately liquidated and can be involved in litigation or have regulatory restrictions. The value assigned to these investments may differ from the values that would have been used had a broader market for such investments existed or had such legal and regulatory circumstances not existed. The sale of illiquid assets and restricted securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or on the over-the-counter markets. Restricted securities may sell at a price lower than similar securities that are not subject to restriction on resale.

Credit Risk

The Company invests in fixed income financial instruments. Until such investments are sold or matured, the Company is exposed to credit risk relating to whether the issuer will meet its obligation when it becomes due.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund portions of our investments with borrowings. Our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We will regularly measure our exposure to interest rate risk. We will assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we will determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Based on our Consolidated Statement of Financial Condition as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income[1]
Up 300 basis points	$10,234	$(9,330)	$904
Up 200 basis points	6,823	(6,220)	603
Up 100 basis points	3,411	(3,110)	301
Down 100 basis points	(3,411)	3,110	(301)
Down 200 basis points	(6,823)	6,220	(603)
Down 300 basis points	(10,234)	9,330	(904)
[1]Excludes the impact of income based fees

Regulatory Risk

The Company may also invest in securities of companies and assets located outside of the United States (considered non-qualifying investments under Section 55(a) of the 1940 Act). The Company’s international investments are subject to the same risks associated with its United States investments as well as additional risks, such as fluctuations in foreign currency exchange rates, potentially adverse tax consequences and the burden of complying with foreign laws. The Company is subject to the risk of restrictions imposed by foreign governments on the repatriation of cash and to political or economic uncertainties as a result of investing in financial instruments issued in foreign countries. To remain in compliance with BDC regulatory requirements the Company will invest no more than 30% of the portfolio in non-qualifying assets.

Operational Risk

There is no clearing house for bank loans and other interests, nor is there a depository for custody of any such interests. The processes by which these interests are cleared, settled and held in custody are individually negotiated between the parties to the transaction. This subjects the Company to operational risk to the extent that there are delays and failure in these processes. The Company invests in loans, including loans issued by or related to companies that are experiencing various forms of financial, operational, legal, and/or other distress or impairment. The Company’s investments may be noninterest bearing, unsecured, and/or subordinated to other claimants. Until the investments are sold or mature, the Company is exposed to credit risk relating to whether the obligor will meet its obligation when it comes due. The terms of the bank loans may require the Company to extend to a borrower additional credit, or provide funding for any undrawn amount of such bank loans at the request of the borrower.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (“Co-CEOs”), who are our principal executive officers, and our Chief Financial Officer (“CFO”), who is our principal financial officer. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We may also be subject to regulatory proceedings. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Share Repurchases

At the discretion of the Board and beginning no later than twelve months following the date on which the Company made the BDC Election, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board, including a majority of the independent trustees, may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO.

During the three months ended June 30, 2025, no purchase of our Shares was made by or on behalf of the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no trustee or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Index

Exhibit No.	Description

3.1

Restated Certificate of Trust, as filed with the Secretary of State of the State of Delaware on June 4, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on June 6, 2025)

3.2	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)

10.1

Senior Secured Revolving Credit Agreement, dated as of August 5, 2025, by and among Fortress Private Lending Fund, the lenders and issuing banks party thereto from time to time and The Bank of Nova Scotia, as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 8, 2025)

31.1	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.3	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*

32.2	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith*

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**

* The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

** The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS PRIVATE LENDING FUND

Dated: September 15, 2025	By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer