Form 10-Q
period 2025-09-30
Fortress Private Lending Fund
filed 2025-11-12
CIK 2012139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2025, the issuer had 31,960,592 Class I shares outstanding. Class I shares outstanding exclude shares issuable in connection with November 2025 subscriptions, which are not yet finalized.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this "Form 10-Q") contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Private Lending Fund (the "Company," "we," "us," or "our"). Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "target," "project," "estimate," "intend," "continue" or "believe" or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. Some of the statements in this Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-Q may include statements as to:

•
the Company’s future operating results and distributions;
•
the Company’s business prospects and the prospects of its investments, including the dependence of the Company’s future success on general economic and political trends and other external factors;
•
the ability of the FPLF Management LLC, a Delaware limited liability company (the "Adviser" or "Administrator", as applicable) and an indirect subsidiary of Fortress Investment Group LLC ("Fortress") to identify suitable investments for the Company and to monitor and administer the Company’s investments;
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
•
the Company’s ability to qualify and maintain its qualification as a regulated investment company under the Internal Revenue Code of 1986, as amended (the "Code"), and as a business development company ("BDC");
•
the Company’s ability to recover unrealized losses;
•
the Company’s ability to deploy any capital raised in its continuous private offering of securities (the "Offering");
•
uncertainty surrounding global financial stability;
•
general fluctuations in the values of financial assets; and
•
the impact of changes in laws and regulations.

i

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" in our Registration Statement on Form 10 initially filed with the Securities and Exchange Commission (the "SEC") on June 6, 2025, as amended (the "Registration Statement") and the following factors:

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
•
fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay dividends to holders of our Class I common shares of beneficial interest, par value $0.01 per share (the "Shares" and holder of such Shares, "Shareholder");
•
certain economic events may cause our Shareholders to request that we repurchase their Shares, and if we decide to satisfy any or all of such requests, our cash flow and our results of operations and financial condition could be materially adversely affected. Further, our Board of Trustees (the "Board") may make exceptions to modify or suspend our share repurchase plan (including to make exceptions to the repurchase limitations or purchase fewer Shares than such repurchase limitations) if it deems such action to be in our best interest;
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
•
the purchase prices for our Shares are generally based on our prior month’s net asset value ("NAV") and are not based on any public trading market;
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
•
changes to United States federal income tax laws; and
•
political and regulatory conditions that contribute to uncertainty and market volatility including the impact of a prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration.

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

For more information regarding these and other risks and uncertainties that we face, see the section entitled "Item 1A. Risk Factors" in our Registration Statement and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document. Because the Company is an investment company, the forward-looking statements contained in this Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Fortress Private Lending Fund

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Fortress Private Lending Fund

Consolidated Statement of Financial Condition

($ in thousands, except per share data)	As of September 30,	As of December 31,
Assets	2025 (Unaudited)	2024
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $972,028 and $0, respectively)	$971,358	$—
Non-controlled, affiliated investments (amortized cost of $7,541 and $0, respectively)	7,481	-
Total investments, at fair value	978,839	—
Cash and cash equivalents	56,596	—
Deferred offering costs	830	—
Interest receivable	7,809	—
Receivable for investments sold	15,686	—
Unrealized gain on forward currency contracts	118	—
Other assets	1,096	—
Total assets	$1,060,974	$—

Liabilities
Debt (net of unamortized debt issuance costs of $3,869 and $0, respectively)	$246,631	$—
Distribution payable	4,621
Incentive fee payable	1,333	—
Interest payable	240	—
Payable for investments purchased	41,129	—
Accrued expenses and other liabilities	2,666	—
Total liabilities	$296,620	$—

Commitments and Contingencies (Note 11)
Net Assets
Common shares, $0.01 par value, unlimited authorized, 30,566,728 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	306
Paid in capital in excess of par value	763,864
Distributable earnings (accumulated loss)	184
Total Net Assets	764,354	—
Total Liabilities and Net Assets	$1,060,974	$—
Net asset value per share	$25.01	$-

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Operations

(Unaudited)

($ in thousands, except per share data)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Investment income
From non-controlled, non-affiliated investments
Interest income	$15,924	$18,455
Payment-in-kind interest income	101	126
Other income	68	618
Total investment income from non-controlled, non-affiliated investments	16,093	19,199
From non-controlled, affiliated investments
Interest income	97	97
Other income	4	4
Total investment income from non-controlled, affiliated investments	101	101
Total investment income	$16,194	$19,300

Operating Expenses
Organization costs	$157	$2,796
Offering Costs	167	167
Interest expense	2,820	5,260
Management fee	2,377	2,377
Investment income incentive fee	1,469	1,555
Capital gains incentive fee	(88)	-
Administration fees	747	884
Professional fees	362	433
Other expenses	283	285
Total operating expenses before expense support and waivers	8,294	13,757
Expense support (Note 3)	(148)	(2,786)
Management fee waiver	(2,377)	(2,377)
Investment income incentive fee waiver	(135)	(221)
Net Operating Expenses	5,634	8,373
Net investment income (loss) before taxes	10,560	10,928
Income taxes, including unincorporated business tax expense	55	123
Net investment income (loss)	10,505	10,805
Net realized gain (loss)
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	(89)	(75)
Foreign currency transactions	(22)	8
Forward currency contracts	(214)	(214)
Total net realized gain (loss)	(325)	(281)
Net change in unrealized gain (loss)
Net change in unrealized gain (loss) from:
Non-controlled, non-affiliated investments	(1,374)	(670)
Non-controlled, affiliated investments	(61)	(61)
Foreign currency transactions	-	-
Forward foreign currency contracts	162	118
Total net change in unrealized gain (loss)	(1,273)	(613)
Total net realized and change in unrealized gain (loss)	(1,598)	(894)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$8,907	$9,911
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted)	$0.34	$0.36
Earnings per share (basic and diluted)	$0.29	$0.32
Weighted average shares outstanding	30,533,432	30,533,432

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Changes in Net Assets

(Unaudited)

($ in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Operations
Net investment income (loss)	$10,505	$10,805
Total net realized gain (loss)	(325)	(281)
Total net change in unrealized gain (loss)	(1,273)	(613)
Net increase (decrease) in net assets resulting from operations	$8,907	$9,911
Distributions
Class I	$(9,069)	$(9,069)
Capital allocation	(658)	(658)
Net increase (decrease) in net assets resulting from distributions	$(9,727)	$(9,727)
Capital Share Transactions
Class I:
Issuance of Shares	$763,330	$763,330
Reinvestment of shareholders' distributions	840	840
Net increase (decrease) in net assets resulting from capital share transactions	$764,170	$764,170
Total increase (decrease) in net assets	763,350	764,354
Net assets at beginning of period	1,004	—
Net assets at end of period	$764,354	$764,354

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Cash Flows

(Unaudited)

($ in thousands)	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from operating activities
Net increase/(decrease) in Net Assets resulting from operations	$9,911	$—
Adjustments to reconcile net increase/(decrease) in Net Assets resulting from operations to net cash, cash equivalents provided by/(used in) operating activities:

Amortization of debt issuance and financing costs	631	—
Accretion/amortization of original issue discount/premium on investments	(470)	—
Paid-in-kind interest on investments	(126)	—
Net realized gain/(loss) on investments	75
Net change in unrealized gain/(loss) on investments and derivatives	731	—
Net change in unrealized gain/(loss) on forward foreign currency contracts	(118)	—
Purchases of investments and derivatives	(1,032,687)	—
Proceeds from sales and paydowns of investments	53,638	—
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable	(7,809)	—
(Increase)/decrease in receivable for investments sold	(15,686)	—
(Increase)/decrease in deferred offering costs	(830)
(Increase)/decrease in other assets	(1,096)	—
Increase/(decrease) in interest payable	240	—
Increase/(decrease) in due to payable for investments purchased	41,129	—
Increase/(decrease) in incentive fee payable	1,333	—
Increase/(decrease) in accrued expenses and other liabilities	2,666	—
Net cash and cash equivalents provided by/(used in) operating activities	$(948,468)	—

Cash flows from financing activities
Proceeds from issuance of common shares	764,170	—
Distribution paid to Shareholders, net of distribution payable	(4,448)	—
Capital Allocation paid to Shareholders	(658)
Payment for debt issuance and financing costs	(4,500)	—
Drawdown on loans	721,200	—
Repayment of loans	(470,700)	—
Net cash and cash equivalents provided by/(used in) financing activities	$1,005,064	—

Net increase/(decrease) in cash and cash equivalents	56,596	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$56,596	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,389	$—

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments as of September 30, 2025

(Unaudited)

Company	Note		Investment	Reference Rate and Spread (1)	Note		Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Investments
Non-controlled, non-affiliated investments
Debt investments
Aerospace & Defense
Albion Fortress Intermediate Holdings LLC	(6)	(16)	First Lien - Term Loan	EURIBOR+575	(13)		7.78	7/31/2031	€23,592,695	$26,248	$27,145	3.55
										26,248	27,145	3.55
Automobile Components
Champions Fing Inc	(18)		First Lien - Term Loan	SOFR+475	(10)	(7)	8.73	2/23/2029	$11,470,960	$10,921	$10,725	1.40
										10,921	10,725	1.40
Building Products
Echo Transaction Company, LLC			First Lien - Term Loan	SOFR+550	(10)		9.48	5/30/2031	$12,824,040	$12,577	$12,577	1.65
Steele Solutions, Inc.			First Lien - Term Loan	SOFR+575	(10)		9.73	3/18/2030	24,613,539	24,384	24,386	3.19
Steele Solutions, Inc.	(18)		First Lien - Revolving Credit Facility	SOFR+575	(10)		9.73	3/18/2030	—	(32)	(33)	-
										36,929	36,930	4.84
Capital Markets
Advisor Group Holdings, Inc.			First Lien - Term Loan	SOFR+300	(9)	(7)	7.13	7/30/2032	$25,000,000	$24,939	$24,982	3.27
Apex Group Treasury LLC	(18)		First Lien - Term Loan	SOFR+350	(10)	(7)	7.48	2/27/2032	24,937,343	24,870	24,324	3.18
Aretec Group, Inc. (fka RCS Capital Corporation)	(18)		First Lien - Term Loan	SOFR+350	(9)	(7)	7.63	8/9/2030	4,987,437	5,000	4,987	0.65
Edelman Financial Engines Center, LLC, The			First Lien - Term Loan	SOFR+300	(9)	(7)	7.13	4/7/2028	5,984,925	6,006	5,987	0.78
GC Ferry Acquisition I Inc			First Lien - Term Loan	SOFR+350	(10)	(7)	7.48	8/16/2032	21,354,167	21,036	21,124	2.76
GC Ferry Acquisition I Inc	(18)		First Lien - Delayed Draw Term Loan	SOFR+350	(10)	(7)	7.48	6/6/2032	—	-	(39)	(0.01)
OneDigital Borrower LLC			First Lien - Term Loan	SOFR+300	(9)	(7)	7.13	7/2/2031	4,668,233	4,668	4,662	0.61
										86,519	86,027	11.24
Chemicals
Alltech, Inc.	(18)		First Lien - Term Loan	SOFR+436	(9)	(7)	8.49	8/13/2030	$2,992,481	$3,007	$2,992	0.39
Shrieve Chemical Company, LLC			First Lien - Term Loan	SOFR+600	(10)		9.98	10/30/2030	7,268,274	7,162	7,132	0.93
Shrieve Chemical Company, LLC			First Lien - Revolving Credit Facility	SOFR+600	(9)		10.13	10/30/2030	168,410	161	159	0.02
										10,330	10,283	1.34
Commercial Services & Supplies
Access CIG, LLC	(18)		First Lien - Term Loan	SOFR+400	(10)	(7)	7.98	8/18/2030	$2,577,304	$2,597	$2,582	0.34
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.			First Lien - Term Loan	SOFR+525	(9)		9.38	12/31/2029	14,292,000	14,103	14,131	1.85
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.			First Lien - Revolving Credit Facility	SOFR+525	(9)		9.38	12/31/2029	960,000	926	927	0.12
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	(18)		First Lien - Delayed Draw Term Loan	SOFR+525	(9)		9.38	12/31/2029	—	(41)	(36)	-
										17,585	17,604	2.31
Communications Equipment
Watchguard Technologies, Inc.	(18)		First Lien - Term Loan	SOFR+525	(9)	(7)	9.38	7/2/2029	$2,992,288	$2,985	$2,985	0.39
										2,985	2,985	0.39
Construction & Engineering
Crown Subsea Communications Holding, Inc.			First Lien - Term Loan	SOFR+350	(9)	(7)	7.63	1/30/2031	$5,000,000	$5,044	$5,026	0.66
Superior Intermediate LLC			First Lien - Term Loan	SOFR+550	(9)		9.63	12/18/2029	9,434,879	9,263	9,267	1.21
Superior Intermediate LLC	(18)		First Lien - Revolving Credit Facility	SOFR+550	(9)		9.63	12/18/2029	—	(26)	(26)	-
Superior Intermediate LLC	(18)		First Lien - Delayed Draw Term Loan	SOFR+550	(9)		9.63	12/18/2029	—	(65)	(65)	(0.01)
										14,216	14,202	1.86
Containers & Packaging
Clydesdale Acquisition Holdings, Inc.			First Lien - Term Loan	SOFR+318	(9)	(7)	7.31	4/13/2029	$20,000,000	$20,045	$19,966	2.61
Iris Holding, Inc.			First Lien - Term Loan	SOFR+485	(10)	(7)	8.83	6/28/2028	19,948,586	19,487	19,338	2.53
Trident TPI Holdings, Inc.			First Lien - Term Loan	SOFR+375	(10)	(7)	7.73	9/15/2028	9,974,874	9,868	9,784	1.28
										49,400	49,088	6.42
Diversified Consumer Services
Grand Circle Corporation, Grand Circle LLC and The Grand Circle River Cruise Lines LLC			First Lien - Term Loan	SOFR+536	(9)		9.49	9/19/2030	$64,221,301	$63,741	$63,740	8.34
										63,741	63,740	8.34
Diversified Telecommunication Services
GTT Communications, Inc.			First Lien - Term Loan	SOFR+600	(9)		10.13	4/15/2031	$7,417,073	$7,275	$7,276	0.95
Intermedia Holdings, Inc.			First Lien - Term Loan	SOFR+525	(9)		9.38	4/4/2029	10,576,212	10,402	10,470	1.37

Fortress Private Lending Fund

Consolidated Schedule of Investments as of September 30, 2025- cont'd

(Unaudited)

Company	Note	Investment	Reference Rate and Spread (1)	Note	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets

												17,677	17,746	2.32
Financial Services
Global Holdings Interco Parent LLC				First Lien - Term Loan	SOFR+560	(9)		9.73	9/16/2027		$1,666,083	$1,666	$1,666	0.22
												1,666	1,666	0.22
Food Products
Amy's Kitchen, LLC				First Lien - Term Loan	SOFR+710	(9)		11.23	1/31/2030		$5,112,005	$4,908	$4,928	0.64
Amy's Kitchen, LLC	(18)			First Lien - Delayed Draw Term Loan	SOFR+710	(9)		11.23	1/31/2030		—	(51)	(46)	(0.01)
Badger Finance, LLC				First Lien - Term Loan	SOFR+650	(9)		10.63	11/29/2029		14,718,750	14,071	14,545	1.90
												18,928	19,427	2.53
Ground Transportation
Jupiter Refuel Canada Buyer, Inc.	(6)	(16)		First Lien - Term Loan	CORRA+525	(12)		7.70	6/30/2031	C$	31,789,715	$23,002	$22,609	2.96
Jupiter Refuel Canada Buyer, Inc.	(6)	(16)		First Lien - Revolving Credit Facility	CORRA+525	(12)		7.70	6/30/2031		767,868	515	518	0.07
Jupiter Refuel Canada Buyer, Inc.	(6)	(16)	(18)	First Lien - Delayed Draw Term Loan	CORRA+525	(12)		7.70	6/30/2031		—	(37)	(51)	(0.01)
Jupiter Refuel US Buyer, Inc.	(6)			First Lien - Term Loan	SOFR+525	(10)		9.23	6/30/2031		$2,590,722	$2,553	$2,564	0.34
Jupiter Refuel US Buyer, Inc.	(6)	(18)		First Lien - Delayed Draw Term Loan	SOFR+525	(10)		9.23	6/30/2031		—	(4)	(6)	-
												26,029	25,634	3.36
Health Care Providers & Services
MJH Healthcare Holdings, LLC				First Lien - Term Loan	SOFR+275	(9)	(7)	6.88	1/29/2029		$4,987,500	$4,999	$4,967	0.65
												4,999	4,967	0.65
Hotels, Restaurants & Leisure
BB PEP Bidco, LLC				First Lien - Term Loan	SOFR+675	(11)		10.60	1/13/2030		$11,726,786	$11,462	$11,513	1.51
BB PEP Bidco, LLC				First Lien - Delayed Draw Term Loan	SOFR+675	(10)		10.73	1/13/2030		1,426,875	1,379	1,388	0.18
BB PEP Bidco, LLC				First Lien - Revolving Credit Facility	SOFR+675	(10)		10.73	1/13/2030		928,571	904	909	0.12
CV Borrower, LLC				First Lien - Term Loan	SOFR+575	(10)		9.73	8/30/2030		6,049,600	5,977	5,980	0.78
Riser Fitness, LLC				First Lien - Delayed Draw Term Loan	SOFR+685	(9)		10.98	3/14/2030		3,745,814	3,462	3,515	0.46
Riser Fitness, LLC	(18)			First Lien - Revolving Credit Facility	SOFR+685	(9)		10.98	3/14/2030		—	(13)	(8)	-
Ruby Bidco Holdings Limited	(6)	(16)		First Lien - Term Loan	SONIA+500	(14)		9.11	9/12/2032		£16,203,704	$21,554	$21,466	2.81
Ruby Bidco Holdings Limited	(6)	(16)	(18)	First Lien - Delayed Draw Term Loan	SONIA+500	(14)		9.11	9/12/2032		—	(76)	(76)	(0.01)
Solidcore Topco, LLC				First Lien - Term Loan	SOFR+575	(10)		9.73	11/4/2030		$21,536,010	$21,170	$21,110	2.76
Solidcore Topco, LLC	(18)			First Lien - Revolving Credit Facility	SOFR+575	(10)		9.73	11/4/2030		—	(13)	(19)	-
Solidcore Topco, LLC	(18)			First Lien - Delayed Draw Term Loan	SOFR+575	(10)		9.73	11/4/2030		—	(70)	(129)	(0.02)
												65,736	65,649	8.59
Household Products
Sweet Oak Parent LLC				First Lien - Term Loan	SOFR+575	(10)		9.73	8/5/2030		$18,400,620	$18,186	$18,189	2.38
												18,186	18,189	2.38
Independent Power & Renewable Electricity Producers
Lackawanna Energy Center LLC				First Lien - Term Loan	SOFR+300	(9)	(7)	7.13	8/5/2032		$14,490,468	$14,457	$14,596	1.91
												14,457	14,596	1.91
Insurance
Acrisure, LLC				First Lien - Term Loan	SOFR+300	(9)	(7)	7.13	11/6/2030		$16,957,286	$17,002	$16,910	2.21
Acrisure, LLC				First Lien - Term Loan	SOFR+325	(9)	(7)	7.38	6/20/2032		4,987,500	5,012	4,977	0.65
Alera Group, Inc.				First Lien - Term Loan	SOFR+325	(9)	(7)	7.38	5/30/2032		18,000,000	18,133	18,057	2.36
Trucordia INS HLDGS LLC				First Lien - Term Loan	SOFR+325	(9)		7.38	6/17/2032		13,000,000	13,108	13,016	1.70
												53,255	52,960	6.92
IT Services
Asurion, LLC				First Lien - Term Loan	SOFR+410	(9)	(7)	8.23	8/19/2028		$19,948,586	$19,991	$19,983	2.61
Asurion, LLC				First Lien - Term Loan	SOFR+435	(9)	(7)	8.48	8/19/2028		1,994,885	1,990	2,001	0.26
												21,981	21,984	2.87
Leisure Products
Olibre Borrower LLC				First Lien - Term Loan	SOFR+550	(10)		9.48	1/3/2030		$14,887,500	$14,548	$14,534	1.90
												14,548	14,534	1.90
Machinery
A-AG US GSI Bidco, Inc.				First Lien - Term Loan	SOFR+500	(10)		8.98	10/31/2031		$2,701,731	$2,652	$2,688	0.35
Merlin Buyer Inc.				First Lien - Term Loan	SOFR+400	(10)		7.98	12/14/2028		6,627,820	6,628	6,644	0.87
												9,280	9,332	1.22

Fortress Private Lending Fund

Consolidated Schedule of Investments as of September 30, 2025- cont'd

(Unaudited)

Company	Note	Investment	Reference Rate and Spread (1)	Note	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets

Oil, Gas & Consumable Fuels
Halcon Holdings, LLC			First Lien - Term Loan	SOFR+790	(10)		11.88	12/26/2028	$14,250,000	$13,887	$13,894	1.82
HighPeak Energy, Inc.	(6)		First Lien - Term Loan	SOFR+765	(10)		11.63	9/29/2028	47,927,914	47,814	47,928	6.27
Phoenix Operating, LLC			First Lien - Term Loan	SOFR+710	(10)		11.08	12/18/2027	33,047,911	32,417	32,912	4.31
Phoenix Operating, LLC			First Lien - Delayed Draw Term Loan	SOFR+710	(10)		11.08	12/18/2027	19,506,689	19,466	19,426	2.54
										113,584	114,160	14.94
Pharmaceuticals
CB Biotechnology, LLC			First Lien - Term Loan	SOFR+660	(9)		10.73	3/21/2030	$45,676,923	$45,219	$45,220	5.92
										45,219	45,220	5.92
Professional Services
EagleView Technology Corporation	(8)	(18)	First Lien - Term Loan	SOFR+650	(10)	(7)	10.48	8/14/2028	48,270,187	47,317	47,335	6.19
										47,317	47,335	6.19
Real Estate Management & Development
CoreLogic, Inc. (fka First American Corporation, The)			First Lien - Term Loan	SOFR+361	(9)	(7)	7.74	6/2/2028	24,935,065	24,924	24,910	3.26
										24,924	24,910	3.26
Software
Cendyn Group, LLC			First Lien - Term Loan	SOFR+550	(10)		9.48	6/23/2031	$15,566,489	$15,260	$15,263	2.00
Cendyn Group, LLC			First Lien - Revolving Credit Facility	SOFR+550	(9)		9.63	6/23/2031	570,933	535	534	0.07
GS AcquisitionCo, Inc.			First Lien - Term Loan	SOFR+525	(10)		9.23	5/25/2028	8,240,255	8,240	8,137	1.06
GS AcquisitionCo, Inc.			First Lien - Revolving Credit Facility	SOFR+525	(10)		9.23	5/25/2028	20,228	20	19	-
GS AcquisitionCo, Inc.	(18)		First Lien - Delayed Draw Term Loan	SOFR+525	(10)		9.23	5/25/2028	—	(16)	(91)	(0.01)
Kaseya Inc.			First Lien - Term Loan	SOFR+325	(9)	(7)	7.38	3/20/2032	22,526,859	22,682	22,547	2.95
KnowBe4 Inc.			First Lien - Term Loan	SOFR+375	(11)		7.60	7/23/2032	11,150,088	11,124	11,150	1.46
LeadVenture Inc.			First Lien - Term Loan	SOFR+525	(10)		9.23	6/23/2032	10,752,395	10,593	10,605	1.39
LeadVenture Inc.			First Lien - Delayed Draw Term Loan	SOFR+525	(10)		9.23	6/23/2032	675,865	661	648	0.08
LeadVenture Inc.	(18)		First Lien - Revolving Credit Facility	SOFR+525	(10)		9.23	6/23/2032	—	(15)	(14)	-
MRI Software LLC			First Lien - Term Loan	SOFR+475	(10)		8.73	2/10/2028	4,912,811	4,930	4,901	0.64
MRI Software LLC			First Lien - Term Loan	SOFR+475	(10)		8.73	2/10/2027	2,018,243	2,025	2,013	0.26
MRI Software LLC	(18)		First Lien - Revolving Credit Facility	SOFR+475	(10)		8.73	2/10/2028	3,982	4	3	-
MRI Software LLC	(18)		First Lien - Delayed Draw Term Loan	SOFR+475	(10)		8.73	2/10/2028	—	(1)	(1)	-
Olo Parent, Inc.			First Lien - Term Loan	SOFR+450	(10)		8.48	9/13/2032	28,708,340	28,578	28,565	3.74
Olo Parent, Inc.	(18)		First Lien - Revolving Credit Facility	SOFR+450	(10)		8.48	9/13/2032	—	(14)	(14)	-
SonicWall, Inc.	(18)		First Lien - Term Loan	SOFR+500	(10)	(7)	8.98	5/18/2028	24,070,734	23,906	22,867	2.99
SonicWall, Inc.			First Lien - Term Loan	SOFR+550	(10)		9.48	5/18/2028	14,062,614	13,805	13,781	1.80
										142,317	140,913	18.43
Specialized REITs
North America Data Center Acquisition LLC			First Lien - Term Loan	SOFR+500	(10)		8.98	5/8/2030	$12,681,250	$12,593	$12,666	1.66
										12,593	12,666	1.66
Total non-controlled, non-affiliated debt investments										$971,570	$970,617	126.96
Equity investments (17)
Food Products
Amy's Kitchen, LLC	(18)		Warrants	N/A			N/A	N/A	$2,296	$264	$286	0.04
										264	286	0.04
Hotels, Restaurants & Leisure
Riser Fitness, LLC	(18)		Warrants	N/A			N/A	N/A	$194,344	$194	$455	0.06
										194	455	0.06
Total non-controlled, non-affiliated equity investments										$458	$741	0.10
Total non-controlled, non-affiliated investments										$972,028	$971,358	127.06
Non-controlled, affiliated investments
Debt investments
Specialty Retail
FR Refuel, LLC			First Lien - Term Loan	SOFR+486	(9)		8.99	11/8/2028	$7,572,093	$7,541	$7,497	0.98
FR Refuel, LLC	(18)		First Lien - Delayed Draw Term Loan	SOFR+486	(9)		8.99	7/22/2028	—	-	(16)	-
										$7,541	$7,481	0.98
Total non-controlled, affiliated debt investments										$7,541	$7,481	0.98
Total non-controlled, affiliated investments										$7,541	$7,481	0.98

Fortress Private Lending Fund

Consolidated Schedule of Investments as of September 30, 2025- cont'd

(Unaudited)

Company	Note	Investment	Reference Rate and Spread (1)	Note	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets

Total investments							$979,569	$978,839	128.04

Cash Equivalents
Goldman Sachs Financial Square Treasury Instruments Fund	(15)	N/A	3.97	N/A	$49,823,675		$49,824	49,824	6.52
Goldman Sachs USD Treasury Liquid Reserves Fund	(15)	N/A	3.98	N/A	$241,682		242	242	0.03
Total cash equivalents							$50,066	50,066	6.55
Total investments and cash equivalents							$1,029,635	1,028,905	134.59

Derivative Instrument				Settlement Date	Notional amount to be purchased	Notional amount to be sold		Fair Value	% of Net Assets
Foreign currency forward contract	(6)			12/29/2025	$24	C$	33	$183	0.02
Foreign currency forward contract	(6)			2/2/2026	$28		€24	$(162)	(0.02)
Foreign currency forward contract	(6)			3/11/2026	$22		£17	$97	0.01
Total foreign currency forward contracts								$118	0.01

[See accompanying footnotes to the Consolidated Schedule of Investments.]

Fortress Private Lending Fund

Consolidated Schedule of Investments as of September 30, 2025- cont'd

(Unaudited)

(1)
For each loan, the Company has indicated the reference rate used and provided the spread in effect as of September 30, 2025.
(2)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(3)
$ in thousands. All debt investments are shown at amortized cost.
(4)
$ in thousands. Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. All determinations of fair market value of investments are reviewed and approved by the Adviser. Refer to Note. 5 Fair Value Measurements.
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
(6)
Considered non-qualifying when subject to Section 55(a) of the 1940 Act. As of September 30, 2025, non-qualifying assets totaled 11.5% of the Company's total assets.
(7)
Investment is valued using observable inputs and considered a Level 2 investment.
(8)
Investment earned part of investment income as paid-in-kind interest income. Interest rate includes 1% of PIK.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2025 was 4.13%.
(10)
The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2025 was 3.98%.
(11)
The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2025 was 3.85%.
(12)
The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2025 was 2.45%.
(13)
The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2025 was 2.03%.
(14)
The interest rate on these loans is subject to 3 month SONIA, which as of September 30, 2025 was 4.11%.
(15)
The rate shown is the seven-day yield as of September 30, 2025.
(16)
Please see below table detailing fair market value and amortized cost for non-USD denominated investments in reporting and local currencies.

Company	Investment Type	Currency	Cost	FMV
Albion Fortress Intermediate Holdings LLC	First Lien - Term Loan	EUR	23,000	23,121
Jupiter Refuel Canada Buyer, Inc.	First Lien - Term Loan	CAD	31,323	31,465
Jupiter Refuel Canada Buyer, Inc.	First Lien - Revolving Credit Facility	CAD	701	721
Jupiter Refuel Canada Buyer, Inc.	First Lien - Delayed Draw Term Loan	CAD	(50)	(71)
Ruby Bidco Holdings Limited	First Lien - Term Loan	GBP	15,962	15,961
Ruby Bidco Holdings Limited	First Lien - Delayed Draw Term Loan	GBP	(56)	(57)

(17)
These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers as private warrants.

See additional information regarding these securities below:

Company	Acquisition Date
Amy's Kitchen, LLC	6/30/2025
Riser Fitness, LLC	3/14/2025

(18)
All of these investments are not pledged as collateral under any of the Company's credit facilities (see Note 6. Debt). For all other debt investments, that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization and Business Purpose

Fortress Private Lending Fund (the "Company") is a Delaware statutory trust formed on January 25, 2024. The Company is a "perpetual-life", externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), on August 1, 2025 (the "BDC Election"). Prior to the BDC Election, the Company conducted its investment activities and operations in reliance on an exemption from the definition of "investment company" under Section 3(c)(7) of the 1940 Act.

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company will elect to be treated, and the Company intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") effective August 1, 2025. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

The Company is managed by FPLF Management LLC (in its capacity as investment advisor, the "Adviser"), an indirect subsidiary of Fortress Investment Group LLC ("Fortress"), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the "Investment Advisory Agreement"). See further discussion in Note 3 – "Related Party Transactions and Agreements". Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the "SEC").

FPLF Management LLC (in its capacity as administrator, the "Administrator"), may delegate any of its obligations under the amended and restated administration agreement, dated February 10, 2025, between the Administrator and the Company (the "Administration Agreement") to an affiliate or to a third-party to assist in the provision of administrative services (a "Sub-Administrator"). The Sub-Administrator will receive compensation for its services under a sub-administrative agreement. The Sub-Administrator receives fees, plus out-of-pocket expenses, based on the nature and extent of services provided. The Administrator has retained SEI Global Services, Inc. as the Sub-Administrator to provide administrative and accounting services.

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As such, the Company expects to invest periodically in European and other non-U.S. companies. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

2. Summary of Significant Accounting Policies

The Company believes the following significant accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 – Financial Services- Investment Companies. The Adviser has evaluated this guidance and determined that the Company meets the criteria to be classified as an investment company. The Company’s fiscal year ends on December 31.

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

Consolidation

The Company generally consolidates its investments in investment companies (which included affiliated investment companies while operating as a private lending fund), which are wholly owned and controlled by the Company. If the underlying company is an operating company, consolidation is generally not appropriate. The consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries after elimination of intercompany balances and transactions. The Company may utilize the subsidiaries to facilitate the investment activities or structures within the overall investment objective. The accounts of the subsidiaries are prepared for the same reporting period end as the Company using consistent accounting policies.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company has an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is comprised of the Company’s co-chief executive officers and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations ("net income"). In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Company’s Shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the Consolidated Statement of Financial Condition as "Total assets" and the significant segment expenses are listed on the Consolidated Statement of Operations as "Operating Expenses".

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, cash held in banks and liquid investments with original maturities of three months or less and money market funds that are not held for investment purposes. A portion of the Company’s cash may be swept into an overnight sweep account of the financial institution where the Company’s cash is held. Cash equivalents, other than money market funds, are carried at cost plus accrued interest, which approximates fair value. Money market funds are carried at net asset value, which approximates fair value. The Company is subject to credit risk should a financial institution be unable to fulfill its obligations. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk. As of September 30, 2025, of the $56.6 million of cash and cash equivalents on the Consolidated Statement of Financial Condition, the Company held $50.1 million in cash equivalents.

Investments at Fair Value

The Company records investment transactions on a trade date basis. Investments are recorded at fair value on the Consolidated Statement of Financial Condition and changes in the fair value of investments are reflected on the Consolidated Statement of Operations as net change in unrealized gain/(loss) on investments. Realized gain/(loss) on investments are recorded on the specific identification method. Realized gains are recognized to the extent sales proceeds exceed the cost basis. Realized losses are recognized when the cost basis exceeds sales proceeds.

The Company records its investments at fair value, in accordance with U.S. GAAP. Fair value is defined under U.S. GAAP as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See further discussion in Note 5 - "Fair Value Measurements".

The value of any investment or other asset held by the Company as of any date will be determined by the Adviser in good faith and in accordance with the principles set forth below and shall include the marked-to-market value of any hedges effected in connection with such investment, and the Adviser will determine, in its discretion, the appropriate hedge positions intended for such investment. Investment transactions will be recorded on the trade date. Realized gains or losses will be measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to net change in unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses will primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments that are listed on a national securities exchange (including such investments when traded in the after hours market) will be valued at their last sales price on the date of determination on the largest securities exchange (by trading volume in such investment) on which such investments will have traded on such date. If no such sales of such investments occurred on the date of determination, such investments will be valued at the midpoint between the "bid" and the "asked" price for long positions and at the "asked" price for short positions on the largest securities exchange (by trading volume in such investment) on which such investments are traded, on the date of determination. Investments that are not listed on an exchange but are traded over-the-counter will be valued at the representative "bid" quotations if held long and at representative "asked" quotations if held short, unless included in the NASDAQ National Market System, in which case they will be valued based upon their last sales prices (if such prices are available).

Investments that are not listed on an exchange and are not traded over-the-counter but for which external pricing or valuation sources are available will be valued in accordance with such external pricing or valuation sources; provided, however, that such valuations may be adjusted by the Adviser to account for recent trading activity or other information that may not have been reflected in pricing obtained from external sources. Privately negotiated derivative investments, such as interest rate swaps, credit default swaps and various basket indices typically shall be valued at the midpoint between the "bid" and "asked" prices by third party pricing services and/or trading counterparties, or based on proprietary pricing models used by the Adviser or independent service providers.

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

Net realized and net change in unrealized gain/(loss) on forward foreign currency contracts are reflected in the Consolidated Statement of Operations. The below table details the Company's reconciliation of gross to net balances expressed in thousands:

Counterparty	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts offset in the Consolidated Statement of Financial Condition	Net Amount of Asset/(Liabilities) Presented on the Consolidated Statement of Financial Condition	Cash Collateral (Received)/Pledged	Net Amount

Bank of Nova Scotia	$280	$(162)	$118	$-	$118
Bank of Nova Scotia	(162)	162	-	-	-
Total	$118	$-	$118	$-	$118

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands:

Counterparty	Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
Bank of Nova Scotia	$24	C$	33	12/29/2025	$183	Change in net unrealized gain/(loss) on forward foreign currency contracts
Bank of Nova Scotia	28		€24	2/2/2026	(162)	Change in net unrealized gain/(loss) on forward foreign currency contracts
Bank of Nova Scotia	22		£17	3/11/2026	97	Change in net unrealized gain/(loss) on forward foreign currency contracts
				Total	$118

An unrealized gain/(loss) on derivative instruments is generally recorded based upon market changes in the underlying asset, calculated by reference to changes in specified prices or rates for a specified amount of an underlying asset or otherwise determined notional amount, adjusted for other factors such as liquidity and counterparty credit risk. A realized gain/(loss) is recognized at the reset date, if any, or at the termination of the agreement. Net realized and net change in unrealized gain/(loss) is presented on the Consolidated Statement of Operations.

Following its BDC Election, the Company complies with Rule 18f-4 under the 1940 Act, which requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company qualifies and intends to continue to qualify as a "limited derivatives user". The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.

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

As of September 30, 2025, and December 31, 2024 we had no non-accrual debt investments.

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

Organization and Offering Costs

The Company will bear expenses relating to the organization of the Company and the offering of its Class I common shares of beneficial interest, par value $0.01 per share (the "Shares").

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

For the three and nine months ended September 30, 2025, the Company recorded $0.2 million and $2.8 million, respectively, of organization costs in the Consolidated Statement of Operations.

Offering costs include legal, accounting, printing and other expenses associated with the preparation of a registration statement in connection with any subsequent offering of Shares. Offering costs are capitalized as deferred offering costs on the Consolidated Statement of Financial Condition and amortized to expense over a twelve-month period. For deferred offering costs incurred prior the issuance of Shares, amortization commenced upon the initial issuance of the Shares.

As of September 30, 2025, the Company recorded $0.8 million of deferred offering costs, capitalized, within the Consolidated Statement of Financial Condition. Upon the initial issuance of the Shares, the Company began amortizing the deferred offering costs over a 12 month period. As of the three and nine months ended September 30, 2025, $0.2 million of offering costs were amortized in the Consolidated Statement of Operations.

Since inception (including the three and nine months ended September 30, 2024), the Adviser has elected to pay certain organization costs under the Amended and Restated Expense Support and Conditional Reimbursement Agreement ("Expense Support Agreement"). Expense support amounts fronted by the Adviser will be subject to recoupment under to terms of the Expense Support Agreement. See discussion in Note 3 - "Related Party Transactions and Agreements" for additional disclosure on the Expense Support Agreement.

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

Foreign Currency Translation

Assets and liabilities that are denominated in foreign currencies were translated into U.S. dollars at the closing rates of exchange on September 30, 2025. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company includes that portion of the results of operations resulting from changes in foreign exchange rates on investments in net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations. All other foreign currency translation gain/(loss) is included in the net realized and net change unrealized foreign currency translation gain/(loss) on the Consolidated Statement of Operations.

Income Taxes

For tax periods prior to the effective date of the Company's election to be treated as a RIC under Subchapter M of the Code (such election, the "RIC Election"), the Company expects to be classified as a partnership for U.S. federal income tax purposes. As a partnership, the Company generally will not pay U.S. federal income taxes, but each of the Company’s investors will generally be required to file U.S. income tax returns and pay income taxes on the income and gains allocated to it in respect of its interest in the Company (whether or not distributed).

The Company will make a RIC Election when it files its U.S. federal income tax return for the taxable year that begins, August 1, 2025. As of that date, it is expected the Company will be treated as a RIC for U.S. federal income tax purposes. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its investors as distributions. Rather, any U.S. federal income tax liability related to amounts distributed by the Company represents obligations of the Company’s investors.

To qualify as a RIC, the Company must (among other requirements) meet certain source of income and asset diversification requirements and timely distribute to its investors at least 90% of its investment company taxable income, as defined by the Code, for each year. As of September 30, 2025, the Company was compliant with quarterly requirements.

If the Company fails to distribute in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s ordinary income for the calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (collectively, the "Excise Tax Distribution Requirements"), the Company will be subject to a 4% nondeductible U.S. federal excise tax on the amount by which it does not meet the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid).

As of September 30, 2025 and December 31, 2024, the tax cost and estimated gross unrealized appreciation (depreciation) from investments for federal income tax purposes are as follows:

($ in thousands)	September 30, 2025	December 31, 2024
Tax cost	$980,471	$-
Gross unrealized appreciation	2,094	-
Gross unrealized depreciation	(3,295)	-
Net unrealized investment appreciation / (depreciation) on investments	$(1,201)	$-

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," ("ASU 2023-09"). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40)," ("ASU 2024-03") which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact on its consolidated financial statements.

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

As investment operations had not yet commenced, no fees or corresponding waivers were recorded for the year ended December 31, 2024.

Management Fee

The Company pays to the Adviser a management fee (the "Management Fee") at an annual rate of 1.25% of the Company’s net assets, payable quarterly in arrears, calculated as of the end of the most recently completed calendar quarter and adjusted for any Share issuances, repurchases, dividends or distributions during the relevant calendar quarter. For purposes of determining the Management Fee, the Company’s net assets means its total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Adviser has agreed to waive the Management Fee for (i) the period prior to the BDC Election, and (ii) the 6-month period following the date of the first closing following the BDC Election (the "Initial Fee Waiver"). The Initial Fee Waiver is not subject to recoupment by the Adviser. The Management Fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the three and nine months ended September 30, 2025, the Company recorded the management fee of $2.4 million and corresponding management fee waiver pursuant to the Initial Fee Waiver of $2.4 million within the Consolidated Statement of Operations.

Incentive Fee

The Company pays to the Adviser an incentive fee that consists of two parts. In any given quarter, one part of the incentive fee may be payable while the other is not. The first part of the incentive fee (the "Investment Income Incentive Fee") is calculated and payable on a quarterly basis, in arrears, and equals 12.5% of Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or "Hurdle Rate," measured on a quarterly basis and a "catch-up" feature. To determine whether Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, Pre-Incentive Fee Net Investment Income is expressed as a rate on the average daily hurdle calculation value. The average daily hurdle calculation value, on any given day, equals:

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
•
100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 1.715% for that calendar quarter will be payable to the Adviser. The Company refers to this portion of its Pre-Incentive Fee Net Investment Income as the "catch-up"; and
•
12.5% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.715% in any calendar quarter is payable to the Adviser.

"Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence, consulting or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred shares, but excluding the incentive fee). In addition, Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received, or interest in the form of securities received rather than cash, including original issuance discount ("OID"), payment-in-kind and zero coupon investments.

For the three and nine months ended September 30, 2025, the Company recorded the Investment Income Incentive Fee of $1.5 million and $1.6 million, respectively, and corresponding investment income fee waiver of $0.1 million and $0.2 million, respectively, within the Consolidated Statement of Operations. The Company recorded an Investment Income Incentive Fee payable of $1.3 million, as of September 30, 2025, representative of fees owed to the Adviser for August 2025 and September 2025 income, as the Adviser elected to waive in the period prior to the BDC Election.

The second part of the incentive fee (the "Capital Gains Incentive Fee") is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 12.5% of cumulative realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair market value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

For the three months ended September 30, 2025, the Company reversed the prior period Capital Gains Incentive Fee booked in the amount of $0.1 million, within the Consolidated Statement of Operations. As of September 30, 2025, there was no Capital Gains Incentive Fee accrued. As investment operations had not yet commenced, no Capital Gains Incentive Fee was recorded as of the three and nine months ended September 30, 2024.

The fees that will be payable under the Investment Advisory Agreement are appropriately adjusted for any Share issuances or repurchases during the calendar quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and except as described above, exclude capital gains, realized loss and unrealized capital appreciation or depreciation.

Amended and Restated Expense Support and Conditional Reimbursement Agreement

The Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser as of June 3, 2025, pursuant to which the Adviser may elect to pay certain of the Company’s expenses (including organization and offering costs, excluding interest expense, shareholder servicing fees and distribution fees) on the Company’s behalf (each, an "Expense Payment"). If the Adviser elects to pay certain of the Company’s expenses, the Adviser may be entitled to reimbursement of such expenses from the Company, subject to the terms of the Expense Support Agreement, summarized below. Following any calendar quarter the Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company's Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (as further defined below under "Excess Operating Funds"), then the Company will be required make a payment to the Adviser (each a "Reimbursement Payment"). Reimbursement Payments to the Adviser will be accrued as they become probable or estimable or as certain conditions in the Expense Support Agreement are triggered.

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

"Available Operating Funds" are defined as the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

"Excess Operating Funds" are defined as the calendar quarter when Available Operating Funds exceed the cumulative distributions accrued to the Company’s Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter),

The Company will utilize such Excess Operating Funds, or a portion thereof, to make a Reimbursement Payment to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of the applicable quarter have been reimbursed. The Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments that have not been reimbursed within three years prior to the last business day of such calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement. Reimbursement Payments are recorded in the Company’s Consolidated Statement of Operations as Expense Reimbursement. In a calendar quarter with Excess Operating Funds, a payable is recorded in the Consolidated Statement of Financial Condition for the amount of the Reimbursement Payment due to the Adviser.

For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $2.8 million, respectively, of expense support in the Consolidated Statement of Operations. The total amount of expense support was related to the Company's organization costs. See further discussion in Note 2 - Summary of Significant Accounting Policies under the "Organization and Offering Costs" section.

For the three and nine months ended September 30, 2025, the Adviser has waived its right to receive any Reimbursement Payment and as such, no corresponding payable was recorded in the Statement of Financial Condition. The Expense Payments remain eligible for Reimbursement Payment in the future in accordance with the recoupment period defined in the Expense Support Agreement.

The Administrator

The Administrator provides, or oversees the performance of, certain administrative and compliance services pursuant to the "Administration Agreement". The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations pursuant to the Administration Agreement. The Administrator is an affiliate of Fortress and may provide (including through its affiliates) similar services to other existing or future investment funds or accounts managed by Fortress or any of its affiliates (the "Fortress Managed Accounts"), provided that, except where otherwise specifically stated in the Company's registration statement on Form 10, Fortress Managed Accounts shall not include investment funds and accounts managed by (i) the indirect owner(s) of Fortress or (ii) any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress). To the extent that the Administrator provides administrative services to other Fortress Managed Accounts, any of the costs and expenses associated with the Administrator’s personnel overhead (including rent, office equipment and utilities) or incurred by the Administrator in performing its administrative obligations, will be borne by the Company based on its allocable share of the costs, on an estimated basis. Notwithstanding the foregoing, in circumstances where the Administrator reasonably believes that an allocation of such expenses or the amount allocated to the Company and/or other Fortress Managed Accounts would produce an inequitable result to the Company and/or other Fortress Managed Accounts, the Administrator may allocate such expenses in a fair and equitable manner. Such allocations will be subject to review and approval by the Board on a periodic basis.

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

4. Investments

The table below presents the Company's investments at amortized cost and fair value as of September 30, 2025 expressed in thousands:

Investment Type	Amortized Cost	Fair Value
First lien debt investments	$979,111	$978,098
Preferred equity investments	458	741
Total	$979,569	$978,839

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The table below presents investments by industry composition based on fair value as of September 30, 2025 expressed in thousands:

Industry	Fair Value	% Fair Value
Aerospace & Defense	$27,145	2.77%
Automobile Components	10,725	1.10
Building Products	36,930	3.77
Capital Markets	86,027	8.80
Chemicals	10,283	1.05
Commercial Services & Supplies	17,604	1.80
Communications Equipment	2,985	0.30
Construction & Engineering	14,202	1.45
Containers & Packaging	49,088	5.01
Diversified Consumer Services	63,740	6.52
Diversified Telecommunication Services	17,746	1.81
Financial Services	1,666	0.17
Food Products	19,713	2.01
Ground Transportation	25,634	2.62
Health Care Providers & Services	4,967	0.51
Hotels, Restaurants & Leisure	66,104	6.75
Household Products	18,189	1.86
Independent Power & Renewable Electricity Producers	14,596	1.49
Insurance	52,960	5.41
IT Services	21,984	2.25
Leisure Products	14,534	1.48
Machinery	9,332	0.95
Oil, Gas & Consumable Fuels	114,160	11.67
Pharmaceuticals	45,220	4.62
Professional Services	47,335	4.84
Real Estate Management & Development	24,910	2.54
Software	140,913	14.40
Specialized REITs	12,666	1.29
Specialty Retail	7,481	0.76
Total	$978,839	100.00%

The table below presents investments by geographic composition based on fair value as of September 30, 2025 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$931,815	95.19%
Canada	25,634	2.62
United Kingdom	21,390	2.19
Total	$978,839	100.00%

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

Level 3 – unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date and is based upon the Adviser or third-party’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private or real estate companies or assets valued using the market and/or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, interest rate volatility, recovery rates, multiple on invested capital ("MOIC") and market multiples, such as TEV/EBITDA multiples. Valuations based upon information from third parties, such as broker quotes and third-party valuation services, in consultation with management, which are based significantly on unobservable inputs or are otherwise not supportable as Level 2 inputs are classified as Level 3. Level 3 investments also include certain investments in affiliates whereby the underlying investments within the affiliated entities can be classified under Level 1, 2 or 3.

The following table presents the valuation of the Company’s investment portfolio at fair value as of September 30, 2025 by level within the fair value hierarchy:

($ in thousands)	Level 1	Level 2	Level 3	Total
First lien debt investments	$—	$358,575	$619,523	$978,098
Preferred equity investments	-	-	741	741
Foreign currency forward transactions	-	118	-	118
Cash equivalents	50,066	-	-	50,066
Total Assets and Liabilities at Fair Value	$50,066	$358,693	$620,264	$1,029,023

The following tables present a roll forward of the amounts in the Consolidated Statement of Financial Condition of the Company’s investment portfolio for the period from January 1, 2025 to September 30, 2025, classified by the Company within Level 3 of the fair value hierarchy. When a determination is made to classify an investment within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025
($ in thousands)	First lien debt investments	Preferred equity investments	Total
Fair value, June 30, 2025	$325,191	$507	$325,698
Purchases/Borrowings	307,029	103	307,132
Sales and Settlements/Paydowns	(13,899)	—	(13,899)
Accretion of discount/amortization of premium	316	—	316
Total net realized and net change in unrealized gain/(loss)
on investments	886	131	1,017
Fair value, September 30, 2025	$619,523	$741	$620,264

	Nine Months Ended September 30, 2025
($ in thousands)	First lien debt investments	Preferred equity investments	Total
Fair value, December 31, 2024	$—	$—	$—
Purchases/Borrowings	645,544	458	646,002
Sales and Settlements/Paydowns	(27,722)	—	(27,722)
Accretion of discount/amortization of premium	389	—	389
Total net realized and net change in unrealized gain/(loss)
on investments	1,312	283	1,595
Fair value, September 30, 2025	$619,523	$741	$620,264

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

As of September 30, 2025, all Level 3 investments were included in the following table.

Certain asset categories, fair value amounts, valuation techniques and significant unobservable inputs are disclosed in the table and represent investments held directly by the Company, it is not intended to be all inclusive. The asset categories presented within the table may be more disaggregated than the categories presented within the consolidated condensed schedule of investments in order to further describe the valuation characteristics and align with the fair value methods described herein.

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$412,158	Discounted Cash Flow	Discount Rate	8.4%-13.1%	10.2%
	130,350	Transactional Value	Transaction Price	N/A	N/A
	21,054	Black-Derman-Toy (BDT)	Discount Rate	7.1%-10.7%	8.4%
			Interest Rate Volatility	30.0%	30.0%
	55,961	Broker Quotes	Broker Quotes	N/A	N/A
Preferred equity investments	$741	Valuation Multiple	LTM EBITDA	7.3x-9.8x	8.2x
			Illiquidity Discount	10%	10.0%

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of September 30, 2025, the majority of the investments purchased by the Company were purchased alongside other funds, accounts and clients managed by the Adviser or its affiliates pursuant to the conditions of the Co-Investment Exemptive Order, as applicable.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025, the Company’s asset coverage ratio was 405%.

The table below presents outstanding debt obligations as of the following periods:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotia Facility	$400,000	$150,500	$249,500	$(3,869)	$146,631
BAML Revolving Facility	150,000	100,000	50,000	-	100,000
Total Debt	$550,000	$250,500	$299,500	$(3,869)	$246,631

1The amount available may be subject to limitations related to each credit facility's borrowing base.

As of December 31, 2024, the Company had not entered into any debt obligations.

The table below presents the components of interest expense for all debt obligations for the following periods:

($ in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Interest expense	$2,702	$4,629
Amortization of debt issuance costs	118	631
Total Interest Expense	$2,820	$5,260

Average interest rate[1]	6.9%	6.8%
Average daily outstanding borrowings	$139,391	$102,507

1Averages are calculated based on annualized amounts.

Subscription Facility

On March 7, 2025, the Company entered into a revolving credit facility (the "Subscription Facility") with a major financial institution for a total commitment of $400 million. The scheduled maturity date of the Subscription Facility is March 6, 2026. The Subscription Facility can be drawn upon, at the discretion of the Company, for any purpose expressly permitted in the Company’s organizational and offering documents, including to purchase portfolio investments and for working capital purposes. The Subscription Facility is secured by the unfunded commitments of a group of investors (the "Seed Investors"). The interest rate generally applicable to the loans advanced under the Subscription Facility is the applicable SOFR rate plus 2.35% per annum.

On April 28, 2025, the Company entered into an amendment to the Subscription Facility to add a lender and increase the total lender commitment to $470 million ("Tranche A").

On June 25, 2025 (the "Second Amendment Effective Date"), the Company entered into a second amendment to the Subscription Facility to add a new tranche of subordinated debt, in an amount up to $70 million, ("Tranche B") increasing the total lender commitment to $540 million. The interest rate generally applicable to the loans advanced under the new tranche is the applicable SOFR rate plus 2.70% per annum, increasing by 20 basis points per annum on each quarterly anniversary of the Second Amendment Effective Date.

On August 1, 2025, all outstanding borrowings under the Subscription Facility were repaid and all lender commitments thereunder were terminated.

Scotia Credit Agreement

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotia Credit Agreement" and the senior secured credit facility thereunder, the "Scotia Facility") by and among the Company, the lenders and issuing banks party thereto from time to time and The Bank of Nova Scotia, as administrative agent.

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

The Scotia Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Interest under the Scotia

Facility is payable, at the Company's election, at either Daily Simple RFR, Term SOFR (or other term benchmark rate) or Alternate Base Rate (defined as the greater of (a) zero and (b) the highest of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5% and (iii) the rate per annum equal to Term SOFR plus 1.00%) plus an applicable margin equal to (I) (a) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotia Credit Agreement) is less than 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.100% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 2.100% per annum; or (b) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotia Credit Agreement) is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.975% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.975% per annum. The Company may elect the applicable rate of interest at the time of drawdown and outstanding loans made pursuant to the Scotia Credit Agreement may be converted from one interest rate to another at any time at the Company’s option, subject to certain conditions. Subject to acceleration in certain cases, interest is payable in arrears either monthly or quarterly based on the type of loan obtained and, in the case of swingline loans, on the date such loan is to be repaid. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotia Facility.

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

The availability period under the Scotia Facility will terminate on August 3, 2029 (the "Commitment Termination Date") and the Scotia Facility will mature on August 5, 2030 (the "Maturity Date"). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Scotia Credit Agreement out of the proceeds of certain asset sales and other recovery events, equity and debt issuances and other returns of capital and extraordinary receipts. The Company also will be obligated to make mandatory prepayments on Loans in the event of a deficiency in the borrowing base and on multicurrency loans in the event of changes in exchange rates.

In connection with the Scotia Credit Agreement, certain subsidiaries to be formed by the Company (each a "Subsidiary Guarantor") will guarantee the obligations of the Company pursuant to the Scotia Credit Agreement. The obligations of the Company pursuant to the Scotia Credit Agreement and each Subsidiary Guarantor is secured by a first-priority security interest in substantially all of the assets of the Company and any Subsidiary Guarantor.

BAML Credit Agreement

On September 29, 2025 (the "Closing Date"), the Company and its indirect, wholly-owned subsidiaries, FPLF BA Holdings Finance LLC (the "Borrower") and FPLF BA Holdings Finance CM LLC, as servicer, entered into that certain Credit Agreement (the "BAML Credit Agreement") with Bank of America, N.A. ("BofA"), as administrative agent and each of the lenders from time to time party thereto. The BAML Credit Agreement is related to Borrower’s acquisition of certain loans, participation interests and other assets. Capitalized terms used herein and not otherwise defined will have the meanings ascribed thereto in the BAML Credit Agreement.

Subject to the conditions contained therein, the BAML Credit Agreement provides for a revolving credit commitment in an aggregate principal amount of up to $150 million, of which $100 million was drawn as of the Closing Date, which commitment amount may be increased periodically by mutual agreement between the Borrower and BofA, and shall automatically be increased on the date that is the six-month anniversary of the Closing Date, to $300 million (the "BAML Revolving Facility", and each borrowing thereunder, collectively, the "Loans"). The maturity date of the Loans under the BAML Revolving Facility is the third anniversary of the Closing Date.

Borrowings under the BAML Credit Agreement may take the form of base rate loans, SOFR loans, alterative currency daily rate loans, alternative currency term rate loans or Canadian prime rate loans. Base rate loans will bear interest at a rate per annum equal to (A) the Base Rate plus (B) 1.40% per annum. SOFR loans will bear interest at a rate per annum equal to (A) Daily SOFR plus (B) 1.40% per annum. Alternative currency daily rate loans will bear interest at a rate per annum equal to (A) the Alternative Currency Daily Rate plus (B) 1.40% per annum. Alternative currency term rate loans will bear interest at a rate per annum equal to (A) the Alternative Currency Term Rate plus (B) 1.40% per annum. Canadian prime rate loans will bear interest at a rate per annum equal to (A) the Canadian Prime Rate plus (B) 1.40% per annum.

The BAML Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments, transactions with Affiliates and certain financial covenants related to the Company’s borrowing base and interest coverage ratio.

All obligations under the BAML Credit Agreement and the other loan documents are secured by a first-priority perfected lien on, and security interest in, among other things, (i) certain assets, including all proceeds thereof, of the Borrower and (ii) and all transaction accounts (including the collateral account, the interest proceeds account, the principal proceeds accounts and the unfunded exposure account) of the Borrower, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions.

7. Net Assets

Subscriptions

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

The Shares are not subject to upfront selling commissions or annual ongoing service fees.

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

Capital Activity

During August 2025, the Company called $638 million of initial commitments from the Seed Investors.

During August 2025, the Company sold 30,501,210 of its Shares for aggregate consideration of $762.5 million (the "Initial Share Issuance"). The Initial Share Issuance was comprised of the $638 million of capital called from the Seed Investors, $0.6 million of capital allocation to the Seed Investors and $123.9 million of subscriptions from the Company's continuous public offering priced at $25.00 per share.

The table below summarizes the Shares issued and net proceeds during the following periods:

	For the Three and Nine Months Ended
	September 30, 2025
($ in thousands, except share amounts)	Shares	Amount
Subscriptions	30,533,180	$763,330
Reinvestment of distributions	33,548	840
Total shares/net proceeds	30,566,728	$764,170

As of September 30, 2025, the Company had $67.1 million of unfunded capital commitments.

Net Asset Value

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as its "valuation designee", which includes calculating the net asset value per share.

The Company issues Shares at the net asset value per share, determined monthly by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the respective month end. The Company will determine NAV for our Shares as of the last day of each calendar month. Shares issuances related to monthly subscriptions are effective the first calendar day of each month. The below table details net asset value per Share since the Initial Share Issuance:

For the Three and Nine Months Ended
September 30, 2025
Effective Date	NAV Per Share
August 1, 2025	$25.00
September 1, 2025	25.02

Distributions

The Board delegated to its officers the power to determine and declare distributions. The Company's officers intend to declare monthly distribution amounts per share of beneficial interest, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s dividend declarations and distributions with a record date during the following periods:

For the Three and Nine Months Ended
September 30, 2025
Declaration Date[1]	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 27, 2025	August 31, 2025	September 30, 2025	0.1458	$4,448,093
September 30, 2025	September 30, 2025	October 31, 2025	0.1512	4,621,259
		Total	0.2970	$9,069,352

1On October 23, 2025, the Company declared a dividend per share of $0.1563 for holders of record as of October 31, 2025 to be paid on or around November 28, 2025.

The Company funds its cash distributions to Shareholders from any source of funds available to it, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Adviser, which is subject to recoupment.

Dividend Reinvestment Plan

The Board approved the distribution reinvestment plan ("DRIP") on July 14, 2025. The DRIP provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the DRIP. Shareholders who have enrolled in the DRIP will have their cash distribution automatically reinvested in additional Shares, rather than receiving the cash distribution.

Share Repurchase Program

At the discretion of the Board and beginning no later than 12 months following August 1, 2025, the date on which the Company made its BDC Election, the Company will commence a share repurchase program in which the Company intends to offer to repurchase up to 5% of its Shares outstanding (either by number of Shares or aggregate net asset value) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company's best interest and the best interest of the Shareholders. The Company will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. All Shareholders will be given at least 20 business days to elect to participate in such share repurchases.

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable month designated by the Board, less 2.00% from such net asset value for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis.

8. Earnings per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for three and nine months ended September 30, 2025:

	Class I Shares
($ in thousands, except share amounts)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Earnings available to shareholders	$8,907	$9,911
Basic and diluted weighted average shares outstanding	30,533,432	30,533,432
Basic and diluted earnings per share	$0.29	$0.32

9. Financial Highlights

The following represents ratios to net assets for the period from January 1, 2025 to September 30, 2025. No ratios have been calculated for the period from January 25, 2024 (inception) to December 31, 2024 because there was no investment activity.

Per Share Data[1]	Nine Months Ended September 30, 2025
Net asset value at Initial Share Issuance	$25.00
Net investment income (loss)	0.36
Net change in unrealized gains (loss) and net realized gains (losses)	(0.03)
Net increase (decrease) in net assets from operations	25.33
Capital Activity

Distributions	(0.32)
Net increase (decrease) in capital activity	(0.32)
Net asset value at end of period	$25.01

Total return	5.84%

Ratios[3]
Ratio of expenses before expense support and fee waivers to average net assets	8.17%
Expense support and fee waivers to average net assets[2]	(3.17)
Ratio of expenses after expense support and fee waivers to average net assets	5.00
Ratios of net investment income (loss) to average net assets	6.36
Portfolio turnover rate	12.66%

[1] The per share data was derived by using the weighted average shares outstanding for the period August 1, 2025 through September 30, 2025. August 1, 2025 constitutes the Initial Share Issuance.
'2 Represents expenses the Adviser has elected to pay (in accordance with the Expense Support Agreement) and fees elected to waive on behalf of the Company.

'3The ratios to average net assets were calculated using the average net assets for the nine months ended September 30, 2025. As the Company did not issue shares until August 1, 2025, the average net assets is lower and the ratios are higher than if the Company had issued capital at the beginning of the period.

Income and expenses have not been annualized in calculating these ratios.

10. Risks and Uncertainties

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

The Company may also invest in securities of companies and assets located outside of the United States (considered non-qualifying investments under Section 55(a) of the 1940 Act). The Company’s international investments are subject to the same risks associated with its United States investments as well as additional risks, such as fluctuations in foreign currency exchange rates, potentially adverse tax consequences and the burden of complying with foreign laws. The Company is subject to the risk of restrictions imposed by foreign governments on the repatriation of cash and to political or economic uncertainties as a result of investing in financial instruments issued in foreign countries. As a BDC, to remain in compliance with BDC regulatory requirements the Company will invest no more than 30% of the portfolio in non-qualifying assets.

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

11. Commitments and Contingencies

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

In the ordinary course of business, the Company may provide, or agree to provide either directly or indirectly certain financial guarantees or indemnities including without limitation springing and/or nonrecourse carve-out guarantees (collectively the "Guaranty Obligations") typically associated with nonrecourse debt financings of real property investments held by or through its UIVs. Common carve-outs include the borrower’s fraud, misrepresentation, bankruptcy, misapplication of insurance proceeds, waste, failure to maintain separateness covenants, environmental/hazardous substance contamination and intentional destruction of property (each a "Bad Act"). The Guaranty Obligations would generally be enforceable upon the occurrence of a Bad Act and could result in (i) the loan becoming fully recourse to the guarantor(s) and/or (ii) guarantor liability for losses incurred by the lender. Generally, the Company’s maximum exposure under such guarantees or indemnities is not stated and is unknown as this would involve future claims that may be made against the Company that have not yet occurred. Additionally, certain indemnities may survive the term of the related debt financing. Although the maximum exposure under such Guaranty Obligations could be significant to the Company, based on its history, the Company expects the likelihood of such Guaranty Obligations being enforced against the Company and the risk of material loss to be remote.

As of September 30, 2025, the Company had unfunded commitments to investments of approximately $66.8 million, of which, $52.0 million related to term loans and delayed draw term loans and $14.8 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the borrower credit agreement.

Company	Unfunded Commitment
Jupiter Refuel Canada Buyer, Inc.	$10,750
Ruby Bidco Holdings Limited	7,562
Solidcore Topco, LLC	7,472
GS AcquisitionCo, Inc.	7,297
Riser Fitness, LLC	5,354
Superior Intermediate LLC	5,081
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	4,640
GC Ferry Acquisition I Inc	3,646
Steele Solutions, Inc.	3,512
Olo Parent, Inc.	2,734
LeadVenture Inc.	2,396
FR Refuel, LLC	1,555
Cendyn Group, LLC	1,332
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	857
Jupiter Refuel US Buyer, Inc.	563
MRI Software LLC	372
Shrieve Chemical Company, LLC	347
Total	$66,756

From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of September 30, 2025, the Company is not aware of any pending or threatened litigation.

12. Subsequent Events

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of October 1, 2025 (number of Class I common shares finalized on October 23, 2025)	1,358,688	$33,976

Distributions

On October 23, 2025, the Company declared a distribution for the monthly earnings period of October 2025 for shareholders of record on October 31, 2025, payable on or around November 28, 2025 in the amount of:

Share Class	Per Share Distribution
Class I	$0.1563

Investor Commitments

As of September 30, 2025, the Company had $67.1 million of unfunded capital commitments. In November 2025, the Company received additional capital commitments of $65.0 million, for a total of $132.1 million, all of which remains undrawn as of the date of this report.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the 1933 Act.

Scotia ABL Credit Agreement

On November 7, 2025, the Company and its direct or indirect, wholly-owned subsidiaries, FPLF NS Holdings Finance LLC (the “NS Borrower”) and FPLF NS Holdings Finance DAC (the “NS Subsidiary Guarantor” and together with the NS Borrower, each a “Loan Party” and collectively, the “Loan Parties”), entered into a $600 million revolving and term loan credit facility (the “Scotia ABL Facility”) with Scotiabank. The Facility is evidenced by a Credit Agreement (the “Scotia ABL Credit Agreement”), dated as of November 7, 2025 (the “NS Closing Date”), by and among Scotiabank, as initial lender and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer and each of the lenders from time to time party thereto. The Facility will be used by the Loan Parties to finance their acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans (collectively, the “Collateral Assets”).

The maturity date of the revolving credit agreement and term loan commitment under the Facility is the ninth anniversary of the NS Closing Date. Borrowings under the Facility and the purchase of Collateral Assets by the Loan Parties will occur during a reinvestment period, which is the period from and including the NS Closing Date through the date that is the 30 month anniversary of the NS Closing Date.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the Applicable Rate based upon the Alternate Base Rate. Generally, the Applicable Rate is calculated to include an applicable margin above the applicable Benchmark, which applicable margin will vary between 1.40% and 1.775% depending on the make-up of the portfolio, and increasing by 0.50% after the Reinvestment Period. In all cases, the Benchmark is subject to a floor of 0%.

All obligations under the Credit Agreement and the other loan documents are secured by a first-priority perfected lien on, and security interest in, among other things, (i) the Collateral Assets, including all proceeds thereof, of each Loan Party, (ii) the profit participating notes issued by the NS Subsidiary Guarantor to the NS Borrower and (ii) and all transaction accounts (including each collection account, payment account, collateral account and future funding reserve account) of the Loan Parties, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in the section entitled "Item 1A. Risk Factors" in our Registration Statement.

Overview

Fortress Private Lending Fund (the "Company") is a Delaware statutory trust formed on January 25, 2024. The Company is a "perpetual-life", externally managed, non-diversified, closed-end management investment company that elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), on August 1, 2025 (the "BDC Election"). Prior to the BDC Election, the Company conducted its investment activities and operations in reliance on an exemption from the definition of "investment company" under Section 3(c)(7) of the 1940 Act.

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company will elect to be treated, and the Company intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code") effective August 1, 2025. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

The Company is managed by FPLF Management LLC (in its capacity as investment advisor, the "Adviser"), an indirect subsidiary of Fortress Investment Group LLC ("Fortress"), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the "Investment Advisory Agreement"). See further discussion in Note 3 – "Related Party Transactions and Agreements". Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the "SEC").

FPLF Management LLC (in its capacity as administrator, the "Administrator"), may delegate any of its obligations under the amended and restated administration agreement, dated February 10, 2025, between the Administrator and the Company (the "Administration Agreement") to an affiliate or to a third-party to assist in the provision of administrative services (a "Sub-Administrator"). The Sub-Administrator will receive compensation for its services under a sub-administrative agreement. The Sub-Administrator receives fees, plus out-of-pocket expenses, based on the nature and extent of services provided. The Administrator has retained SEI Global Services, Inc. as the Sub-Administrator to provide administrative and accounting services.

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As such, the Company expects to invest periodically in European and other non-U.S. companies. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

The Company expects that most of its debt investments will be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than "Baa3" by Moody’s Investor Service, Inc. or lower than "BBB-" by Standard & Poor’s Rating Services), which is often referred to as "junk' or "high yield". These "junk" or "high yield" securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

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

Market Conditions and Trends

To date, 2025 has been marked by the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty (including the impact of a prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration), and geopolitical uncertainty (including the conflict between Russia and Ukraine, or the ongoing and developing conflicts in the Middle East, and other developing conflicts). This uncertainty has continued to weigh on merger and acquisition and sponsor deal activity and market valuations.

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See "Item 1A. Risk Factors—Risks Related to Our Business and Structure" in our Registration Statement.

Recent Developments

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of October 1, 2025 (number of Class I common shares finalized on October 23, 2025)	1,358,688	$33,976

Distributions

On October 23, 2025, the Company declared a distribution for the monthly earnings period of October 2025 for shareholders of record on October 31, 2025, payable on or around November 28, 2025 in the amount of:

Share Class	Per Share Distribution
Class I	$0.1563

Investor Commitments

As of September 30, 2025, the Company had $67.1 million of unfunded capital commitments. In November 2025, the Company received additional capital commitments of $65.0 million, for a total of $132.1 million, all of which remains undrawn as of the date of this report.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the 1933 Act.

Scotia ABL Credit Agreement

On November 7, 2025, the Company and its direct or indirect, wholly-owned subsidiaries, FPLF NS Holdings Finance LLC (the “NS Borrower”) and FPLF NS Holdings Finance DAC (the “NS Subsidiary Guarantor” and together with the NS Borrower, each a “Loan Party” and collectively, the “Loan Parties”), entered into a $600 million revolving and term loan credit facility (the “Scotia ABL Facility”) with Scotiabank. The Facility is evidenced by a Credit Agreement (the “Scotia ABL Credit Agreement”), dated as of November 7, 2025 (the “NS Closing Date”), by and among Scotiabank, as initial lender and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer and each of the lenders from time to time party thereto. The Facility will be used by the Loan Parties to finance their acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans (collectively, the “Collateral Assets”).

The maturity date of the revolving credit agreement and term loan commitment under the Facility is the ninth anniversary of the NS Closing Date. Borrowings under the Facility and the purchase of Collateral Assets by the Loan Parties will occur during a reinvestment period, which is the period from and including the NS Closing Date through the date that is the 30 month anniversary of the NS Closing Date.

Borrowings under the Credit Agreement will bear interest at a rate per annum equal to the Applicable Rate based upon the Alternate Base Rate. Generally, the Applicable Rate is calculated to include an applicable margin above the applicable Benchmark, which applicable margin will vary between 1.40% and 1.775% depending on the make-up of the portfolio, and increasing by 0.50% after the Reinvestment Period. In all cases, the Benchmark is subject to a floor of 0%.

All obligations under the Credit Agreement and the other loan documents are secured by a first-priority perfected lien on, and security interest in, among other things, (i) the Collateral Assets, including all proceeds thereof, of each Loan Party, (ii) the profit participating notes issued by the NS Subsidiary Guarantor to the NS Borrower and (ii) and all transaction accounts (including each collection account, payment account, collateral account and future funding reserve account) of the Loan Parties, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions.

Portfolio and Investment Activity

Our investment activity for the three months ended September 30, 2025 is presented below. The table excludes any new investments that were purchased and sold within the three months ended September 30, 2025.

($ in thousands)	For the Three Months Ended September 30, 2025
New investment commitments:[1]
Total new investment commitments[2]	$681,350
Less: investment commitments exited[3]	(7,823)
Net change in investment commitments	$673,527
Principal amount of investments funded:
First lien loans	$656,006
Warrants	103
Total	$656,109
Principal amount of investments sold or repaid:[3]
First lien loans	$(6,160)
Warrants	-
Total	$(6,160)
Weighted average remaining term for investment commitments (in months)	55
Percentage of new investment commitments at floating rates	99.98%
Weighted average yield:[4]
Funded during the period at amortized cost	8.98%
Funded during the period at fair value	9.00%
Exited or repaid during the period at amortized cost	10.30%
Exited or repaid during the period at fair value	10.29%
[1]Includes both funded and unfunded commitments.
2Of these new investments, we funded approximately $614 million for the three months ended September 30, 2025.
[3]Includes scheduled paydowns

[4] "Weighted average yield" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or fair value, as applicable.

As of September 30, 2025, the fair market value of the Company's portfolio was $978.8 million across 58 portfolio companies and 29 industries. Based on fair market value, the Company's portfolio consisted of approximately 99.9% first lien, floating rate debt investments. The weighted average yield at amortized cost of directly originated debt investments was 10.4% and the weighted average yield at amortized cost of the overall portfolio was 9.5%.

As of September 30, 2025, all of our debt investments were performing and current on their interest payments. As of December 31, 2024, the Company had not yet commenced investment operations.

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

As part of the monitoring process, our Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as "Internal Risk Ratings." Pursuant to these risk policies, an Internal Risk Rating of 1 to 4, which ratings are defined below, is assigned to each debt investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.

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

The table below presents the composition of our portfolio on the 1 to 4 rating scale as of the following periods:

($ in thousands)	As of September 30, 2025
Investment Rating	Fair Value	Percentage
1	$71,660	7.32%
2	907,179	92.68
3	-	-
4	-	-
Total	$978,839	100.00%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2025, and December 31, 2024 we had no non-accrual debt investments.

Emerging Growth Company Status

We are and will remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act”) until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an "emerging growth company" we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which requires the use of estimates, assumptions and the exercise of subjective judgment as to future uncertainties. Actual results may ultimately differ materially from those estimates.

Income

We generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans.

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

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended September 30, 2025. As investment operations had not yet commenced, no comparative data was presented as it represents zero values.

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

($ in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Interest income	$16,021	$18,552
Payment-in-kind interest income	101	126
Other income	72	622
Total investment income	$16,194	$19,300

For the three and nine months ended September 30, 2025, total investment income was $16.2 million and $19.3 million, respectively, as a result of the growth in our investment portfolio, which had a fair value of $643.5 million and $978.8 million, respectively. We purchased a group of loans at fair market value of $147.5 million at the close of the period ended June 30, 2025 and as such, related interest income did not start being earned until July 2025. PIK interest income represents 0.62% and 0.65%, respectively, of total investment income for the three and nine months ended September 30, 2025. Other interest income represents 0.44% and 3.22%, respectively, of total investment income for three and nine months ended September 30, 2025.

Expenses

We will reimburse the Adviser for its costs, expenses and our allocable portion of compensation of the Administrator’s personnel and overhead pursuant to the Administration Agreement. Interest expense relates to cost of borrowing on our debt facilities. In addition, management and incentive fees due to the Adviser per the Investment Advisory Agreement are accrued monthly and paid quarterly. We will bear expenses relating to the organization of the Company which include the cost of regulatory compliance, formation, including legal fees related to the creation and organization of the Company and its organizational documents, as well as its BDC Election.

($ in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Organization costs	$157	$2,796
Interest expense	2,820	5,260
Management fee	2,377	2,377
Capital gains incentive fee	(88)	-
Investment income incentive fee	1,469	1,555
Administration fees	747	884
Professional fees	362	433
Offering costs	167	167
Other expenses	283	285
Total Operating Expenses	$8,294	$13,757

For the three and nine months ended September 30, 2025, total operating expenses was $8.3 million and $13.8 million, respectively. The balance was primarily attributable to interest expense associated with borrowings under the Scotia Facility and BAML Revolving Facility.

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

($ in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Expense support (Note 3)	$(148)	$(2,786)
Recoupment of expense support	-	-
Management fee waiver	(2,377)	(2,377)
Investment income incentive fee waiver	(135)	(221)
Net Operating Expenses	$5,634	$8,373

For the three and nine months ended September 30, 2025, net operating expenses was $5.6 million and $8.4 million, respectively. Since inception, the Adviser has elected to pay certain organization costs under the Expense Support Agreement. As noted above, the management fee for the period has been waived under the Initial Fee Waiver. The Company recorded an Investment Income Incentive Fee waiver for the nine months ended September 30, 2025, representative of fees waived by the Adviser for June 2025 and July 2025 income, as the Adviser elected to waive in the period prior to the BDC Election.

Net Realized and Unrealized Gain (Loss) on Investments

($ in thousands)	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Total net realized gain (loss)	$(325)	$(281)
Total net change in unrealized gain (loss)	(1,273)	(613)
Total Net Realized and net change in Unrealized Gain (Loss)	$(1,598)	$(894)

For the three and nine months ended September 30, 2025, total net realized and net change in unrealized gain (loss) was $1.6 million and $0.9 million, respectively.

The table below represents the contributors to the total net realized gain (loss) on investments for the nine months ended September 30, 2025.

($ in thousands)	For the Nine Months Ended September 30, 2025
Company:
SonicWall, Inc.	$14
Avalara Inc	(76)
Wand NewCo 3, Inc.	(13)
Total net realized gain (loss) from investments	$(75)
Foreign currency transactions	8
Forward foreign currency contracts	(214)
Total net realized gain (loss)	$(281)

The table below presents the total net change in unrealized gain (loss) for the nine months ended September 30, 2025:

($ in thousands)	For the Nine Months Ended September 30, 2025
Total change in unrealized gains	$3,016
Total change in unrealized loss	(3,629)
Total net change in unrealized gain (loss)	$(613)

The table below presents the change in unrealized gains including the top ten contributors to the change in unrealized gains from investments for the nine months ended September 30, 2025:

($ in thousands)	For the Nine Months Ended September 30, 2025
Company:
Albion Fortress Intermediate Holdings LLC	$897
Badger Finance, LLC	474
Phoenix Operating, LLC	455
Riser Fitness, LLC	319
Lackawanna Energy Center LLC	139
HighPeak Energy, Inc.	114
North America Data Center Acquisition LLC	73
Intermedia Holdings, Inc.	69
BB PEP Bidco, LLC	65
GC Ferry Acquisition I Inc	48
Other unrealized gains from investments	245
Total change in unrealized gains from investments	$2,898
Forward foreign currency contracts	118
Total change in unrealized gains	$3,016

The table below presents the change in unrealized loss including the top ten contributors to the change in unrealized losses from investments for the nine months ended September 30, 2025:

($ in thousands)	For the Nine Months Ended September 30, 2025
Company:
SonicWall, Inc.	$(1,063)
Apex Group Treasury LLC	(545)
Jupiter Refuel Canada Buyer, Inc.	(393)
Champions Fing Inc	(196)
GS AcquisitionCo, Inc.	(179)
Iris Holding, Inc.	(149)
Kaseya Inc.	(135)
Acrisure, LLC	(127)
Solidcore Topco, LLC	(126)
Trucordia Ins Hldgs LLC	(92)
Other unrealized losses from investments	(623)
Total change in unrealized loss from investments	$(3,629)
Forward foreign currency contracts	-
Total change in unrealized losses	$(3,629)

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds received from the Offering, (ii) cash flows from our operations and (iii) proceeds from our debt facilities. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Shareholders, we may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of an existing credit facility or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, as a BDC, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As of September 30, 2025, the Company’s asset coverage ratio was 405%.

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

For the Nine Months Ended September 30, 2025
Net cash and cash equivalents provided by/(used in) operating activities	$(948,468)
Net cash and cash equivalents provided by/(used in) financing activities	1,005,064
Net increase/(decrease) in cash and cash equivalents	56,596
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$56,596

For the nine months ended September 30, 2025, cash and cash equivalents increased $56.6 million. Net cash and cash equivalents used in operating activities primarily relates to net cash investment activity of $979 million related to the purchase, sale and paydown of portfolio investments. Cash provided by financing activities was $1.0 billion due to proceeds from issuance of Shares of $764.2 million and net borrowings of $250.5 million.

On October 3, 2025, $40 million of cash was used to repay a portion of the outstanding balance on the Scotia Credit Facility.

The table below presents outstanding debt obligations as of the following periods:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotia Facility	$400,000	$150,500	$249,500	$(3,869)	$146,631
BAML Revolving Facility	150,000	100,000	50,000	-	100,000
Total Debt	$550,000	$250,500	$299,500	$(3,869)	$246,631

Subscription Facility

On March 7, 2025, the Company entered into a revolving credit facility (the "Subscription Facility") with a major financial institution for a total commitment of $400 million. The scheduled maturity date of the Subscription Facility is March 6, 2026. The Subscription Facility can be drawn upon, at the discretion of the Company, for any purpose expressly permitted in the Company’s organizational and offering documents, including to purchase portfolio investments and for working capital purposes. The Subscription Facility is secured by the unfunded commitments of a group of investors (the "Seed Investors"). The interest rate generally applicable to the loans advanced under the Subscription Facility is the applicable SOFR rate plus 2.35% per annum.

On April 28, 2025, the Company entered into an amendment to the Subscription Facility to add a lender and increase the total lender commitment to $470 million ("Tranche A").

On June 25, 2025 (the "Second Amendment Effective Date"), the Company entered into a second amendment to the Subscription Facility to add a new tranche of subordinated debt, in an amount up to $70 million, ("Tranche B") increasing the total lender commitment to $540 million. The interest rate generally applicable to the loans advanced under the new tranche is the applicable SOFR rate plus 2.70% per annum, increasing by 20 basis points per annum on each quarterly anniversary of the Second Amendment Effective Date.

On August 1, 2025, all outstanding borrowings under the Subscription Facility were repaid and all lender commitments thereunder were terminated.

Scotia Credit Agreement

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotia Credit Agreement" and the senior secured credit facility thereunder, the "Scotia Facility") by and among the Company, the lenders and issuing banks party thereto from time to time and The Bank of Nova Scotia, as administrative agent.

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

The Scotia Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Interest under the Scotia Facility is payable, at the Company's election, at either Daily Simple RFR, Term SOFR (or other term benchmark rate) or Alternate Base Rate (defined as the greater of (a) zero and (b) the highest of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5% and (iii) the rate per annum equal to Term SOFR plus 1.00%) plus an applicable margin equal to (I) (a) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotia Credit Agreement) is less than 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.100% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 2.100% per annum; or (b) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotia Credit Agreement) is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.975% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.975% per annum. The Company may elect the applicable rate of interest at the time of drawdown and outstanding loans made pursuant to the Scotia Credit Agreement may be converted from one interest rate to another at any time at the Company’s option, subject to certain conditions. Subject to acceleration in certain cases, interest is payable in arrears either monthly or quarterly based on the type of loan obtained and, in the case of swingline loans, on the date such loan is to be repaid. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotia Facility.

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

The availability period under the Scotia Facility will terminate on August 3, 2029 (the "Commitment Termination Date") and the Scotia Facility will mature on August 5, 2030 (the "Maturity Date"). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Scotia Credit Agreement out of the proceeds of certain asset sales and other recovery events, equity and debt issuances and other returns of capital and extraordinary receipts. The Company also will be obligated to make mandatory prepayments on Loans in the event of a deficiency in the borrowing base and on multicurrency loans in the event of changes in exchange rates.

In connection with the Scotia Credit Agreement, certain subsidiaries to be formed by the Company (each a "Subsidiary Guarantor") will guarantee the obligations of the Company pursuant to the Scotia Credit Agreement. The obligations of the Company pursuant to the Scotia Credit Agreement and each Subsidiary Guarantor is secured by a first-priority security interest in substantially all of the assets of the Company and any Subsidiary Guarantor.

BAML Credit Agreement

On September 29, 2025 (the "Closing Date"), the Company and its indirect, wholly-owned subsidiaries, FPLF BA Holdings Finance LLC (the "Borrower") and FPLF BA Holdings Finance CM LLC, as servicer, entered into that certain Credit Agreement (the "BAML Credit Agreement") with Bank of America, N.A. ("BofA"), as administrative agent and each of the lenders from time to time party thereto. The BAML Credit Agreement is related to Borrower’s acquisition of certain loans, participation interests and other assets. Capitalized terms used herein and not otherwise defined will have the meanings ascribed thereto in the BAML Credit Agreement.

Subject to the conditions contained therein, the BAML Credit Agreement provides for a revolving credit commitment in an aggregate principal amount of up to $150 million, of which $100 million was drawn as of the Closing Date, which commitment amount may be increased periodically by mutual agreement between the Borrower and BofA, and shall automatically be increased on the date that is the six-month anniversary of the Closing Date, to $300 million (the "BAML Revolving Facility", and each borrowing thereunder, collectively, the "Loans"). The maturity date of the Loans under the BAML Revolving Facility is the third anniversary of the Closing Date.

Borrowings under the BAML Credit Agreement may take the form of base rate loans, SOFR loans, alterative currency daily rate loans, alternative currency term rate loans or Canadian prime rate loans. Base rate loans will bear interest at a rate per annum equal to (A) the Base Rate plus (B) 1.40% per annum. SOFR loans will bear interest at a rate per annum equal to (A) Daily SOFR plus (B) 1.40% per annum. Alternative currency daily rate loans will bear interest at a rate per annum equal to (A) the Alternative Currency Daily Rate plus (B) 1.40% per annum. Alternative currency term rate loans will bear interest at a rate per annum equal to (A) the Alternative Currency Term Rate plus (B) 1.40% per annum. Canadian prime rate loans will bear interest at a rate per annum equal to (A) the Canadian Prime Rate plus (B) 1.40% per annum.

The BAML Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments, transactions with Affiliates and certain financial covenants related to the Company’s borrowing base and interest coverage ratio.

All obligations under the BAML Credit Agreement and the other loan documents are secured by a first-priority perfected lien on, and security interest in, among other things, (i) certain assets, including all proceeds thereof, of the Borrower and (ii) and all transaction accounts (including the collateral account, the interest proceeds account, the principal proceeds accounts and the unfunded exposure account) of the Borrower, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions.

Equity Capital Activities

The table below summarizes the Shares issued and net proceeds as of September 30, 2025:

	For the Three and Nine Months Ended
	September 30, 2025
($ in thousands, except share amounts)	Shares	Amount
Subscriptions	30,533,180	$763,330
Reinvestment of distributions	33,548	840
Total shares/net proceeds	30,566,728	$764,170

The table below summarizes the Shares issued and net proceeds as of October 2025:

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of October 1, 2025 (number of Class I common shares finalized on October 23, 2025)	1,358,688	$33,976

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

As of September 30, 2025, the Company had $67.1 million of unfunded capital commitments. In November 2025, the Company received additional capital commitments of $65.0 million, for a total of $132.1 million, all of which remains undrawn as of the date of this report.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the 1933 Act.

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

The following tables summarize the Company’s dividend declarations and distributions with a record date during the following periods:

For the Three and Nine Months Ended
September 30, 2025
Declaration Date[1]	Record Date	Payment Date	Distribution Per Share	Distribution Amount
August 27, 2025	August 31, 2025	September 30, 2025	0.1458	$4,448,093
September 30, 2025	September 30, 2025	October 31, 2025	0.1512	4,621,259
		Total	0.2970	$9,069,352

1On October 23, 2025, the Company declared a dividend per share of $0.1563 for holders of record as of October 31, 2025 to be paid on or around November 28, 2025.

Distribution Reinvestment Plan

With respect to distributions on Shares, the Company has adopted an "opt out" distribution reinvestment plan for Shareholders. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, each Shareholder that has not "opted out" of the distribution reinvestment plan will have their dividends or distributions automatically reinvested in additional Shares rather than receiving cash distributions. Shareholders who receive distributions in the form of additional Shares are generally subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Share Repurchases

At the discretion of the Board and beginning no later than 12 months following the BDC Election, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board, including a majority of the Independent Trustees, may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. Under our share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by our Board, except that the Company deducts 2.00% from such NAV for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of September 30, 2025 for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of September 30, 2025, the Company had unfunded commitments to investments of approximately $66.8 million, of which, $52.0 million related to term loans and delayed draw term loans and $14.8 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the borrower credit agreement.

Company	Unfunded Commitment
Jupiter Refuel Canada Buyer, Inc.	$10,750
Ruby Bidco Holdings Limited	7,562
Solidcore Topco, LLC	7,472
GS AcquisitionCo, Inc.	7,297
Riser Fitness, LLC	5,354
Superior Intermediate LLC	5,081
Vibrant Purchaser LLC and Vibrant Canada Acquisitionco Inc.	4,640
GC Ferry Acquisition I Inc	3,646
Steele Solutions, Inc.	3,512
Olo Parent, Inc.	2,734
LeadVenture Inc.	2,396
FR Refuel, LLC	1,555
Cendyn Group, LLC	1,332
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	857
Jupiter Refuel US Buyer, Inc.	563
MRI Software LLC	372
Shrieve Chemical Company, LLC	347
Total	$66,756

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands:

Counterparty	Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value	Balance Sheet Location of Net Amounts
Bank of Nova Scotia	$24	C$	33	12/29/2025	$183	Change in net unrealized gain/(loss) on forward foreign currency contracts
Bank of Nova Scotia	28		€24	2/2/2026	(162)	Change in net unrealized gain/(loss) on forward foreign currency contracts
Bank of Nova Scotia	22		£17	3/11/2026	97	Change in net unrealized gain/(loss) on forward foreign currency contracts
				Total	$118

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement;
•
the Expense Support Agreement; and
•
the license agreement by and between the Company and Fortress, dated as of July 14, 2025.

The Company, the Adviser and certain of their affiliates received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions (the "Co-Investment Exemptive Order"). Co-investments made under the Co-Investment Exemptive Order will be subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction.

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

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with "Item 1A. Risk Factors" in our Registration Statement. See our condensed consolidated financial statements that are included elsewhere in this Form 10-Q for more information on critical accounting policies.

Fair Value Measurements

Investments held by the Company are valued in accordance with the provisions of ASC 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure of fair value measurements. Assets and liabilities recorded at fair value are classified and disclosed based upon a fair value hierarchy as described below. The fair value hierarchy prioritizes and ranks the levels of observability of inputs used in measuring investments at fair value. The observability of inputs is impacted by multiple factors, including the type of investment and the characteristics specific to the investment. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. Levels are based on the lowest level of significant input to valuation.

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

Level 3 – unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date and is based upon the Adviser or third-party’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private or real estate companies or assets valued using the market and/or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, interest rate volatility, recovery rates, multiple on invested capital ("MOIC") and market multiples, such as TEV/EBITDA multiples. Valuations based upon information from third parties, such as broker quotes and third-party valuation services, in consultation with management, which are based significantly on unobservable inputs or are otherwise not supportable as Level 2 inputs are classified as Level 3. Level 3 investments also include certain investments in affiliates whereby the underlying investments within the affiliated entities can be classified under Level 1, 2 or 3.

The Company follows ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASC 825-10"), which provides companies the option to report selected financial assets and liabilities at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of our choice to use fair value on its earnings. ASC 825-10 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. We have not elected the ASC 825-10 option to report selected financial assets and liabilities at fair value.

Recent Accounting Pronouncements

See "Notes to Condensed Consolidated Financial Statements—2. Summary of Significant Accounting Policies" for a discussion concerning recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based on our Consolidated Statement of Financial Condition as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income[1]
Up 300 basis points	$29,700	$(7,515)	$22,185
Up 200 basis points	19,800	(5,010)	14,790
Up 100 basis points	9,900	(2,505)	7,395
Down 100 basis points	(9,900)	2,505	(7,395)

1Excludes the impact of income based fees

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers ("Co-CEOs"), who are our principal executive officers, and our Chief Financial Officer ("CFO"), who is our principal financial officer. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Report that were not registered under the 1933 Act.

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

During the three and nine months ended September 30, 2025, no purchase of our Shares was made by or on behalf of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no trustee or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Scotia Credit Facility

On November 7, 2025, the Company and the Loan Parties entered into the Facility with Scotiabank. The Facility is evidenced by the Credit Agreement. The Facility will be used by the Loan Parties to finance their acquisition of the Collateral Assets.

Subject to the conditions specified in the Credit Agreement, the Facility provides for a revolving credit commitment, which may be borrowed as Class A-R Loans and Swingline Loans (the “Revolving Facility”) and a term loan commitment, which may be borrowed as Class A-T Loans (the “Term Facility” and collectively with the Revolving Facility, and each borrowing thereunder, collectively, the “NS Loans”). The aggregate principal amount of the borrowing under the Revolving Facility on the NS Closing Date is $200 million. The aggregate principal amount of the Term Facility on the NS Closing Date is $0. The maturity date of the NS Loans is the ninth anniversary of the NS Closing Date. Borrowings under the Facility and the purchase of Collateral Assets by the Loan Parties will occur during a reinvestment period, which is the period from and including the NS Closing Date through the date that is the 30 month anniversary of the NS Closing Date (the “Reinvestment Period”). The Collateral Assets must meet certain eligibility criteria as specified in the Credit Agreement, and NS Loans are subject to a maximum advance rate of 65%.

Borrowings under the Credit Agreement may take the form of Base Rate Loans, SOFR Loans, CAD Loans, Euro Loans or GBP Loans. Base Rate Loans will bear interest at a rate per annum equal to the Applicable Rate based upon the Alternate Base Rate. SOFR loans, CAD Loans, Euro Loans and GBP Loans will bear interest at the Applicable Rate based upon the applicable Benchmark. Generally, the Applicable Rate is calculated to include an applicable margin above the applicable Benchmark, which applicable margin will vary between 1.40% and 1.775% depending on the make-up of the portfolio, and increasing by 0.50% after the Reinvestment Period. In all cases, the Benchmark is subject to a floor of 0%.

The Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make dividends, transactions with Affiliates and certain financial covenants related to the Company’s Collateral Asset portfolio and interest coverage ratio.

All obligations under the Credit Agreement and the other loan documents are secured by a first-priority perfected lien on, and security interest in, among other things, (i) the Collateral Assets, including all proceeds thereof, of each Loan Party, (ii) the profit participating notes issued by the NS Subsidiary Guarantor to the NS Borrower and (ii) and all transaction accounts (including each collection account, payment account, collateral account and future funding reserve account) of the Loan Parties, and all sums or other property now or at any time hereafter on deposit therein, subject to certain exceptions.

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

* The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

** The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS PRIVATE LENDING FUND

Dated: November 12, 2025	By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer