Form 10-K
period 2025-12-31
Fortress Private Lending Fund
filed 2026-03-27
CIK 2012139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 814-01880

Fortress Private Lending Fund

(Exact name of Registrant as specified in its Charter)

Delaware	33-6515727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 497-2976

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class I Shares, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of December 31, 2025, there was no established public market for the Registrant's common shares. As of March 27, 2026, the issuer had 40,766,377 Class I shares outstanding. Class I shares outstanding exclude shares issuable in connection with March 2026 subscriptions, which are not yet finalized.

1

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this "Form 10-K") contains forward-looking statements, which relate to future events or the future performance or financial condition of Fortress Private Lending Fund (the "Company," "we," "us," or "our"). Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "target," "project," "estimate," "intend," "continue" or "believe" or the negatives thereof or other variations thereon or comparable terminology, although not all forward-looking statements include these words. Some of the statements in this Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Form 10-K may include statements as to:

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

The forward-looking statements contained in this Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" and the following factors:

•
the ability to source high-quality investment opportunities to deploy capital;
•
risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics, government shutdowns or other events having a broad impact on the economy;
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could also be inaccurate. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved.

You should read this Form 10-K and the documents that we reference herein and have filed as exhibits hereto with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K, whether as a result of any new information, future events or otherwise.

For more information regarding these and other risks and uncertainties that we face, see the section entitled "Item 1A. Risk Factors" and any such updated factors included in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document. Because the Company is an investment company, the forward-looking statements contained in this Form 10-K are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

SUMMARY RISK FACTORS

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.” Some of the more significant risks relating to our business and ownership of our shares include:

Risks Related to Our Business and Structure

•
We have a limited operating history.
•
We are a privately placed BDC and our Shareholders may not be able to transfer or otherwise dispose of our Shares at desired times or prices, or at all.
•
We may have difficulty sourcing investment opportunities.
•
We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
We are exposed to risks associated with high rates of inflation.
•
We are exposed to risks associated with changes in interest rates.
•
Because our initial Shareholders approved a proposal to allow an asset coverage ratio of 150%, we are subject to 150% asset coverage ratio.
•
We face competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
•
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

Risks Related to the Adviser and its Affiliates

•
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
•
Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage.
•
The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.

Risks Related to Our Investments

•
The capital markets may experience periods of disruption and instability, including as a result of United States trade policy developments, tariffs and other trade restrictions. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
•
Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•
Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

v

•
Our portfolio companies may be highly leveraged.
•
Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•
We may not be able to realize expected returns on our invested capital.
•
We may not be able to complete certain desired investments because such investments may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Risks Related to an Investment in our Shares

•
The amount of any distributions we may make on our Shares is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per Share, if any, may not grow over time, and our distributions per Share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and proceeds from our Offering to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
•
Our Shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our Shareholders will have limited liquidity.
•
The NAV of our Shares may fluctuate significantly.
•
Preferred shares could be issued with rights and preferences that would adversely affect our Shareholders, including the right to elect certain members of the Board and have class voting rights on certain matters.
•
Certain Shareholders will be subject to Exchange Act filing requirements relating to their beneficial ownership of Shares.
•
Those Shareholders that are obligated to fund drawdowns may need to maintain a substantial portion of the amount of their unfunded capital commitments in assets that can be readily converted to cash.
•
Shareholders who default on their capital commitment to us will be subject to significant adverse consequences.

Risks Related to Federal Income Taxation

•
We cannot predict how tax reform legislation will affect us, our investments, or our Shareholders, and any such legislation could adversely affect our business.
•
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC (as defined in “Item 1. Business”) under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•
We may have difficulty making our required distributions if we recognize income before or without receiving cash representing such income.
•
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code following the RIC Election Date, certain U.S. Shareholders will be treated as having received a distribution from us in the amount of such U.S. Shareholders’ allocable share of the Management Fees (as defined in “Item 1. Business”) and Incentive Fees (as defined in “Item 1. Business”) paid to the Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholders.

General Risks

•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Credit funds have been the subject of increasing regulatory focus at international and regional levels.

PART I

Item 1. Business

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

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company expects to elect to be treated, and the Company intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), effective August 1, 2025. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

The Company is managed by FPLF Management LLC (in its capacity as investment adviser, the "Adviser"), an indirect subsidiary of Fortress Investment Group LLC ("Fortress"), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the "Investment Advisory Agreement"). See further discussion in Note 3 – "Related Party Transactions and Agreements" to our consolidated financial statements. Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the "SEC").

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of December 31, 2025, non-qualifying assets totaled 14.4% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

Formation Transactions

Prior to the BDC Election, we conducted our investment activities and operations in reliance on an exemption from the definition of "investment company" under Section 3(c)(7) of the 1940 Act. As a private fund, we held closings from time to time of investors who are (i) "accredited investors" within the meaning of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemptions from the registration requirements of the Securities Act and (ii) "qualified purchasers" as defined under the 1940 Act. At each such closing, each investor made a capital commitment to purchase Shares pursuant to a subscription agreement entered into with the Company. Such investors were required to fund drawdowns to purchase Shares up to the amount of their respective capital commitment on an as-needed basis each time we delivered a drawdown notice.

We have conducted, and anticipate that we will continue to conduct, private offerings of our shares on a monthly basis at a per Share price equal to NAV per Share to investors for immediate cash investment. In addition, we may continue to allow certain investors to fund their investment in the Company over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by the Company. With respect to unfunded capital commitments, we will draw down on such commitments over time, on an as-needed basis by delivering a drawdown notice to each investor. All purchases of Shares pursuant to the capital commitments will generally be made pro rata in accordance with remaining capital commitments of all investors at a per Share price equal to NAV per Share.

The Offering will be made pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and other available exemptions from the registration requirements of the Securities Act to investors who are "accredited investors" within the meaning of Regulation D under the Securities Act.

We are initially offering one class of our common shares of beneficial interest–the Class I Shares–and may offer additional classes of our Shares in the future. On November 17, 2025, the Company and the Adviser received exemptive relief from the SEC that permits the Company to offer to sell multiple classes of Shares with varying sales loads and to impose asset-based and/or distribution fees and early withdrawal fees, as applicable (the "Multi-Class Exemptive Relief").

The Company reserves the right to conduct additional offerings of securities in the future in addition to the Offering. In addition, although the Company intends to issue Shares on a monthly basis, the Company retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons.

Fortress

Fortress is a leading global investment management firm. Fortress offers a range of alternative investment strategies, including credit, real estate, and private equity for institutional and private investors around the world. As of September 30, 2025, Fortress had approximately $54 billion in assets under management ("AUM").2 Fortress is co-headquartered in New York and Dallas, and has offices in Abu Dhabi, Atlanta, Greenwich, Hong Kong, London, Los Angeles, Madrid, Menlo Park, Rome, Sydney and Tokyo.

Competitive Strengths and Core Competencies

Cycle-Tested Direct Lending Platform. Fortress has an over 20-year U.S. direct lending heritage, deploying approximately $35 billion of capital since 2006 through proprietary sourcing channels with sponsors, bankers, advisors and operators. Fortress believes that the majority of its investments will continue to not be intermediated and will be originated without the assistance of banks or other traditional sources.

The Adviser believes that Fortress has developed a reputation as a consistent, complementary solution provider across all economic cycles, remaining authentic to Fortress’s principled investment standards. These investment standards have produced attractive risk-adjusted returns while emphasizing the core tenets of Fortress’s credit franchise, including portfolio diversification, risk mitigation and capital preservation.

In addition, the Adviser intends to draw upon the resources of the broader Fortress platform in underwriting transactions, performing due diligence, managing assets and optimizing the Company’s operations. The Adviser expects the cross-platform collaboration to enhance its and the Company’s view of the markets, facilitate origination efforts and provide invaluable insight into current credit market dynamics.

Robust, Multi-Channel Origination Platform. Fortress’s long history of credit investing has augmented the variety of its sourcing channels and dynamics, providing differentiated origination volume in any cycle environment. Sourcing and originating are infused in Fortress’s DNA and one-team culture, facilitating relationships with existing borrowers and strengthening long-standing relationships with private equity sponsors, banks, advisors and other proprietary networks. These proprietary relationships afford Fortress the ability to develop deep sector expertise and insights, differentiating its value proposition for potential borrowers.

2 Fee-paying AUM plus uncalled and recallable capital as of September 30, 2025. AUM refers to the assets Fortress manages, including capital that Fortress has the right to call from investors, or investors are otherwise required to contribute, pursuant to their capital commitments to various funds or managed accounts. AUM equals the sum of: (i) the net asset value (“NAV”) of the hedge funds, (ii) the capital commitments, invested capital or net capital base (or NAV, if lower) of the credit PE funds and private equity funds, depending on which measure management fees are being calculated upon at a given point in time, plus uncalled and recallable capital from which Fortress is currently not earning management fees, (iii) the contributed capital or book equity of the publicly traded permanent capital vehicles; and (iv) amounts investors have committed to contribute to certain managed accounts, including unfunded amounts for which Fortress is currently not earning management fees.

Strict Adherence to Credit Underwriting Fundamentals. The Adviser intends to take a judicious, disciplined approach to the underwriting and allocation of risk to the Company. The Adviser’s investment approach will blend a rigorous analysis of the macroeconomic environment with a deep fundamental understanding of the individual borrowers and sectors in which the Company expects to invest.

Ability to Control Outcomes with Differentiated Asset Management Capability. Fortress believes it has a highly coordinated and robust team of dedicated private corporate lending asset managers (the "Asset Management Team"), focused on the active monitoring of existing credits and proactively identifying and managing potential risks. The Asset Management Team, led by two co-heads with an average of 25 years of experience and 20-year tenure at Fortress, has significant experience and knowledge in restructurings, risk monitoring, due diligence, valuations, and portfolio monitoring and analysis. By leveraging this knowledge, the Adviser will seek to enhance economics in the event of a workout or restructuring event while maintaining the flexibility to step into all levels of the capital structure. The Adviser and Fortress have a rigorous set of processes and procedures, including frequent contact with borrowers, loan agents and other counterparties in order to ascertain a fundamental understanding of the collateral value, cash flows and related risks. These tenets, enforced by its asset management platform, have been instrumental in Fortress’s low average annualized net loss rate on realized investments of 0.2% inception-to-date.3 However, past performance is not a guarantee of future results.

Skilled Bench of Highly Experienced Senior Leadership. The Adviser believes it has a highly experienced Investment Team (as defined below) with an average of 23 years of experience sourcing and underwriting attractive investments with risk-adjusted returns. Their average tenure at Fortress is 16 years, creating a shared institutional knowledge of sourcing and investment expertise. This expertise is supported by the broader Fortress ecosystem which provides the connective tissue for the cross-pollination of solution-oriented investment ideas. The Adviser believes that the broad knowledge of the Investment Team and the Fortress platform of asset classes and credit cycles will provide the Company with differentiated investment and execution expertise.

The Adviser

The Company’s investment activities are managed by FPLF Management LLC, an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and an indirect subsidiary of Fortress. Entities controlled by Fortress are the principal owners of the Adviser and its affiliates, and accordingly, Fortress has ultimate decision-making authority with respect to the Adviser. Subject to the overall supervision of the Board, the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio on an ongoing basis through a team of investment professionals.

We entered into an Investment Advisory Agreement with the Adviser pursuant to which the Adviser provides investment advisory services to us. The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to us are not impaired. Under the terms of the Investment Advisory Agreement, we pay the Adviser a base management fee (the "Management Fee") and an incentive fee (the "Incentive Fee"). For a discussion of the Management Fee and Incentive Fee payable by us to the Adviser see "— Investment Advisory Agreement." Our Board will monitor the mix and performance of our investments over time and seek to satisfy itself that the Adviser is acting in the Company’s interests and that our fee structure appropriately incentivizes the Adviser to do so.

The Adviser is led by substantially the same investment personnel as Fortress. The Adviser’s personnel, as well as personnel of Fortress, work on matters related to other funds and accounts. As such, the Adviser has access to the broader resources of Fortress, subject to Fortress’s policies and procedures regarding the management of conflicts of interest.

The Adviser’s investment team is responsible for managing our business and activities (the "Investment Team") and is led by Fortress’s Co-Chief Executive Officer, Jack Neumark, and the Company’s Co-Chief Executive Officers, Aaron Blanchette and Brian Stewart, all of whom have substantial experience in credit origination, underwriting and asset management. The Adviser will seek to maximize the unity, cohesiveness and flexibility of the Investment Team to prioritize what it believes to be the most compelling investment opportunities originated by the Investment Team. The Company’s investment decisions will be made by a committee, which will include senior personnel of Fortress and the Adviser. The committee (the "Investment Committee") is currently led by Jack Neumark, Aaron Blanchette, Brian Stewart and Drew McKnight.

The Company will be highly dependent on the involvement of Jack Neumark, Drew McKnight, Aaron Blanchette, Brian Stewart, Tim Sloan and Andy Frank (each a "Key Person") in its investment activities. If fewer than three of the Key Persons and/or any additional or replacement person approved by the Board, including a majority of the Independent Trustees (as defined below), remain actively involved in the management and affairs of the Company, a "Key Person Event" will occur; provided, that the Adviser will have the right during the Suspension Period (as defined below) to replace one or more Key Persons with one or more individuals approved by the

3 Reflects total dollar losses of Fortress's U.S. direct corporate loans, divided by total invested capital (annualized). Calculations of losses include both interest income and principal gains and losses.

Board, including a majority of the Independent Trustees to address the occurrence of a Key Person Event. In the event of a Key Person Event, the Company shall promptly provide concurrent notice (the "Key Person Notice") to all holders of our Shares (the "Shareholders") consistent with its obligations under the U.S. federal securities laws, and the making of new investments shall be suspended until the earlier of (i) the one hundred twentieth (120th) calendar day following the date that the Key Person Notice is provided and (ii) the day on which a replacement person for such Key Person (or Key Persons, as applicable) is approved by the Adviser and the Board, including a majority of the Independent Trustees (the "Suspension Period"). During a Suspension Period, a majority of Shareholders may elect to end the Suspension Period (in which case the making of new investments shall resume immediately following such election). For the avoidance of doubt, during a Suspension Period, the Company may issue drawdowns and utilize its assets to (i) pay Company expenses, (ii) complete any proposed investment (including any follow-on investment and investments pursuant to an investment commitment (in each case with respect to investments in portfolio companies in which the Company was invested as of the date of the Key Person Event) for which the Adviser has, on behalf of the Company, made a commitment, placed a bid (whether binding or not) in a competitive bidding situation or entered into a letter of intent, term sheet, memorandum of understanding or other similar document (whether or not such document created a legally binding obligation to proceed with such investment) or a definitive agreement to proceed with such transaction (collectively, "Actively Pursued Potential Investments") if such Actively Pursued Potential Investment was being actively pursued as of such Key Person Event, (iii) fund any guaranteed obligations and/or (iv) as otherwise necessary for the Company to preserve its tax status. Upon the completion of a Suspension Period, if not already completed, the Board, including a majority of the Independent Trustees, will oversee the appointment of Key Persons and the resumption of the Company’s suspended investment operations. The Key Persons have undertaken to, in their own business judgment, be actively involved in the management and affairs of the Company.

The Adviser may serve as an investment adviser to other existing or future investment funds or accounts managed by Fortress or any of its affiliates ("Fortress Managed Accounts") and funds with investment objectives and strategies that overlap with those of the Company. These businesses may also be counterparties or participants in agreements, transactions, or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Adviser or its affiliates. In addition, the Company’s executive officers and Trustees serve or may serve as officers, trustees or principals of entities, that operate in the same, or a related, line of business as we do or of investment funds, accounts or other investment vehicles managed by Fortress affiliates, including the Adviser. These investment funds, accounts or other investment vehicles may have investment objectives similar to our investment objectives and the Company may compete with entities managed by the Adviser and its affiliates, for capital and investment opportunities. Both Fortress and the Adviser are committed to allocating investment opportunities among the Company and their other clients in a manner that, over time, is on a fair and equitable basis. However, in these circumstances, the Company may receive a smaller allocation of an investment opportunity that falls within its investment objectives and strategies than it would otherwise be allocated, or it may not receive an allocation at all. In addition, expenses may be incurred that are attributable to the Company and other entities managed by the Adviser and its affiliates. For more information on how investments will be allocated and conflicts of interests will be managed see "—Allocation of Investment Opportunities" and "Item 7. Certain Relationships and Related Transactions and Trustee Independence."

In addition, entities affiliated with or related to the Adviser, together with certain of the Adviser’s investment professionals, from time to time, may make investments in other entities whose investment objectives overlap with ours or which are advised by the Adviser or its affiliates, some of which may have different fee structures (including no fees and lower fees) than those in the Investment Advisory Agreement. We believe that any investment by the Adviser and its affiliates in the Company aligns, to some extent, the interests of the Adviser with our Shareholders, although the Adviser has or may have economic interests in such other entities as well and receive advisory fees or other forms of incentive-based compensation relating to such entities.

The Administrator

FPLF Management LLC serves as our administrator pursuant to an amended and restated administration agreement, dated as of February 10, 2025, between the Administrator and the Company (the "Administration Agreement"). The Administrator provides, or oversees the performance of, certain administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations pursuant to the Administration Agreement.

The Administrator is an indirect subsidiary of Fortress and may provide similar services to other Fortress Managed Accounts. To the extent that the Administrator provides administrative services to other Fortress Managed Accounts, any of the costs and expenses associated with the Administrator’s personnel overhead (including rent, office equipment and utilities) or incurred by the Administrator in performing its administrative obligations, will be borne by the Company based on its allocable share of the costs, on an estimated basis. Notwithstanding the foregoing, in circumstances where the Administrator reasonably believes that an allocation of such expenses or the amount allocated to the Company and/or other Fortress Managed Accounts would produce an inequitable result to the Company and/or other Fortress Managed Accounts, the Administrator may allocate such expenses in a fair and equitable manner. See "— Payment of Our Expenses under the Investment Advisory Agreement and Administration Agreement" below for a discussion of the fees and expenses we are required to reimburse to the Administrator. The Administrator has delegated its obligations under the Administration Agreement to SEI Global Services, Inc. to assist in the provision of administrative services.

The Board of Trustees

Overall responsibility for the Company’s oversight rests with the Board. We are party to an Investment Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s amended and restated bylaws (as such may be amended and/or restated from time to time, the "Bylaws"), the Company’s amended and restated declaration of trust (as amended and/or restated from time to time, the "Declaration of Trust") and applicable provisions of state and other laws. The Adviser will keep the Board informed as to the Adviser’s activities undertaken on our behalf and our investment operations and provide the Board with additional information as the Board may, from time to time, request. The Board currently has seven members, three of whom, Aaron Blanchette, Brian Stewart and Lucy Munro, are "interested persons" of the Company as defined in Section 2(a)(19) of the 1940 Act and four of whom, Amit Patel, David Brenner, Anne Motsenbocker and Michael Dillard, are not "interested persons" of the Company as defined in Section 2(a)(19) of the 1940 Act and are "independent," as determined by the Board (the "Independent Trustees").

Market Opportunity

The Adviser believes that trends in the middle-market lending environment, including the limited availability of capital from traditional regulated financial institutions, strong demand for debt capital and specialized lending requirements, are likely to continue to create favorable opportunities for us to invest at attractive risk-adjusted rates.

Subsequent to the global financial crisis in 2008, the implementation of regulatory changes, tightened risk appetites and reduced the capacity of traditional lenders to serve middle-market companies. We believe that these dynamics create a significant opportunity for us to directly originate investments. We also believe that the large amount of uninvested capital held by private equity firms will continue to drive deal activity, which may in turn create additional demand for debt capital.

This market dynamic is further exacerbated by the specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring, required for middle-market lending. We believe middle-market lending is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. As a result, the opportunities for dedicated private lenders, like us, have continued to expand.

We believe an imbalance between the supply of, and demand for, middle-market debt capital creates attractive pricing dynamics for us. The negotiated nature of middle-market financings also generally provides for more favorable terms to the lenders, including stronger covenant and reporting packages, better call protection and lender-protective change of control provisions. We believe that we have flexibility to develop loans that reflect each borrower’s distinct situation, provide long-term relationships and a potential source for future capital, which renders us an attractive lender.

Structure of Investments

Debt Investments. The terms of the Company’s debt investments will be tailored to the facts and circumstances of each transaction and prospective portfolio company. The Adviser will seek to negotiate the structure of each investment to protect the Company’s rights, manage its risks and execute on its business plan. We intend to invest in the following types of debt:

•
First lien debt. First lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first priority security interest in assets of the issuer. The security interest ranks above the security interest of any second lien lenders in those assets. The Company’s first lien debt may include stand-alone first lien loans, "last out" first lien loans, "unitranche" loans and secured corporate bonds with similar features to these categories of first lien loans.
•
Stand-alone first lien loans. Stand-alone first lien loans are traditional first lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first priority security interest.
•
"Last out" first lien loans. "Last out" first lien loans have secondary priority behind super senior "first out" first lien loans in the collateral securing the loans in certain circumstances. The arrangements for a "last out" first lien loan are set forth in an "agreement among lenders," which provides lenders with "first out" and "last out" payment streams based on a single lien on the collateral. Since the "first out" lenders generally have priority over the "last out" lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the "last out" lenders bear a greater risk and, in exchange, receive a higher effective interest rate through arrangements among the leaders than the "first out" lenders or lenders in standalone first lien loans. Agreements among lenders also typically provide greater voting rights to the "last out" lenders than the intercreditor agreements to which second lien lenders often are subject.
•
"Unitranche" loans. Unitranche loans are loans that combine features of first lien, second lien and mezzanine debt, generally in a first lien position. In many cases, "unitranche" lenders, including the Company, may provide the issuer most, if not all, of the capital structure above the equity. The primary advantage to the borrower in this scenario is the ability to negotiate an entire debt financing with one lender and eliminate of intercreditor issues.
•
First lien secured bonds. First lien secured bonds are similar to stand-alone first lien loans. All investors in the bond have equal rights to the collateral that is subject to the first priority security interest.
•
Second lien debt. Second lien debt may include second lien secured loans, and, to a lesser extent, second lien secured bonds, with a secondary priority behind first lien debt. Second lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first lien debt secured by those assets. First lien lenders and second lien lenders typically have separate liens on collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second lien lenders’ liens on collateral. Generally, the Adviser will focus on second lien investment opportunities in the event that they accompany the Company’s primary investment strategy of a first lien, senior secured investment, providing the Company with a fortified position in a borrower’s capital structure.
•
Mezzanine or Unsecured debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first lien and second lien debt and may not have the benefit of financial covenants in first lien and second lien debt. Unsecured debt may rank junior in priority as it relates to proceeds in certain liquidations where it does not have the benefit of a lien in specific collateral held by creditors (typically first lien and/or second lien) who have a perfected security interest in such collateral. However, both mezzanine and unsecured debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine and unsecured debt investments generally offer lenders fixed returns in the form of interest payments and mezzanine debt will often provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile, and often less restrictive covenants compared to senior secured loans, mezzanine and unsecured debt generally bears a higher stated interest rate than first lien and second lien debt.

The Company’s debt investments will typically be structured with the maximum seniority and collateral that the Company can reasonably obtain while seeking to achieve its total return target. The Adviser seeks to limit the downside potential of the Company’s investments by:

•
requiring a total return on the Company’s investments (including both interest and potential equity appreciation) that compensates the Company for credit risk;
•
mitigating non-credit-related risks on the Company’s investments, including call protection provisions to protect future payment income. In addition, most of the Company’s investments are expected to be floating rate in nature, which the Adviser believes will help act as a portfolio-wide hedge against inflation; and
•
negotiating covenants in connection with the Company’s investments consistent with preservation of the Company’s capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and, depending on the size, nature and performance of the transaction, the Company may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Among the types of first lien debt in which the Company intends to invest, we generally will be able to obtain higher effective interest rates on our "last out" first lien loans than on other types of first lien loans, since we expect our "last out" first lien loans to generally be more junior in the capital structure. Within our portfolio, we aim to maintain the appropriate proportion among the various types of first lien loans, as well as second lien debt and mezzanine debt, which will increase our ability to achieve our target returns while maintaining our targeted amount of credit risk.

Equity Investments. Our loans may include equity interests in an issuer, such as warrants or profit participation rights. In certain instances, we also will make equity investments, although those situations will generally be limited to those cases where we are also making an investment in a more senior part of the capital structure of the issuer. In addition, there may be instances where we invest in liquid securities of a company.

Investment Selection

The Adviser seeks to adhere to a disciplined approach with respect to sourcing, evaluating and executing prospective investments, consistent with how Fortress manages its investments across its platform.

The Adviser’s core investing tenets are anchored in strict observance of fundamental credit underwriting standards and its ability to mitigate risk and ultimately preserve capital. This emphasis on capital preservation generally means that the Company will target investment opportunities which exhibit the following characteristics:

•
high margins of safety;
•
low loan to collateral value levels;
•
top of the capital structure, first-dollar risk;
•
call protection and voting control;
•
maintenance and incurrence covenants; and
•
experienced management teams with deep alignment with creditors and equity investors.

The Adviser intends to implement the following investment selection framework to achieve the Company’s investment objectives:

•
Market Category Leader and Sustainable Competitive Advantages. The Adviser will seek to invest in companies and management teams that have leading positions within their respective sectors, coupled with differentiated competitive advantages and high barriers to entry. When conducting diligence, the Adviser will generally target investments which demonstrate superior unit economics, often exemplified by a borrower’s revenue model, whether recurring or contractual, and consistency of cash flow streams through different cycles.
•
Stable Free Cash Flow, Earnings and Profit Margins. The Company will generally target companies with stable and substantial free cash flow, earnings and profit margins, which the Adviser believes is fundamental to borrowers’ ability to satisfy debt service requirements.
•
Aligned Incentives with Experienced Management Teams. The Adviser believes that experienced management teams are paramount to long-term value creation and stewardship of both equity and credit stakeholders’ capital. Through the Adviser’s deep expertise across sectors, it will carefully evaluate the quality and capability of senior management, as well as the incentives in-place to create mutually desirable outcomes. The Adviser believes that proper qualitative and quantitative incentives, mutually agreed upon by management, lenders and sponsor equity, if applicable, are essential to effectively execute on the strategic objectives, and ultimately create enterprise value, of the Company.

Investment Process Overview

The day-to-day activities of the Company are managed by the Adviser and the Investment Team. The process through which an investment is sourced, evaluated and made involves substantial direct origination efforts and extensive research into each company, its industry, its growth prospects and its ability to withstand adverse conditions.

Sourcing

Fortress has a variety of sourcing channels and dynamics augmented by a 20-plus year history of investing relationships. The Adviser has a dedicated sourcing team that utilizes an omni-channel sourcing approach, which includes calling on direct-to-company, financial sponsors, banks, advisors, and proprietary networks. This results in the Adviser’s ability to experience robust origination volumes across market environments.

The Adviser will seek to leverage the insights derived from its research, due diligence and risk management efforts and engage its operating partners, advisers and capital partners to increase awareness and coordination across the Adviser’s platform to identify direct investment opportunities. The Adviser strives to obtain a thorough understanding of evolving market dynamics and thematic pockets of opportunity which arise at different points in the economic cycle.

Underwriting

Upon preliminary review of available materials and dialogue with the counterparties and/or borrowers, the Investment Team will prepare a preliminary analysis of the proposed investment. This will include a bottom-up operating model and implied cash flows along with a thorough review of the legal and financial material prepared by the management team. This process is conducted in concert with other internal and external resources, including operating partners, bankers, advisors, attorneys, accountants, consultants and research firms.

Feedback on the preliminary analysis from select members of the Investment Committee on the proposed structure, implied returns and review of the borrower profile alongside Fortress’s strict underwriting tenets will inform the decision as to whether to proceed with diligence or not. If senior professionals and the deal team, which is comprised of select members of the Investment Team, are supportive of advancing the opportunity, the deal team will commence extensive due diligence, including preparation of a comprehensive set of information requests and questions for the counterparty as well as conducting meetings with management. In conjunction with internal efforts, the Investment Team may engage external advisers to conduct quality of earnings analyses or retain business diligence consultants to determine the viability of the borrower’s business model, including market share, barriers to entry and quality of the management team.

The culmination of Fortress’s underwriting efforts reflects an adherence to its stringent credit fundamentals, which include, but are not limited to:

•
barriers to entry and sustainable competitive advantages of the borrower;
•
the quality and durability of a company’s business model and market position;
•
the company’s ability to generate free cash flow and earnings to service its financial obligations;
•
Fortress’s position in the capital structure and detachment relative to the implied collateral value;
•
covenants, consent rights and voting controls; and
•
the company’s equity capitalization, asset and/or enterprise value(s), shareholder(s), management team members and stakeholder incentives, and characteristics of the particular investment instrument(s) that are being evaluated (e.g., economic terms, collateral, seniority, covenants, etc.).

All advanced investment opportunities are subject to a uniformly disciplined underwriting process, which typically takes four to six weeks but may take more or less time depending on the size and complexity of the potential transaction.

The Adviser’s underwriting process seeks to benefit from the substantial resources and sector expertise of Fortress and its affiliates and the Investment Team’s relationships with management teams, corporate boards, industry experts, consultants and advisors.

Upon completion of full due diligence, the deal team will prepare a comprehensive memorandum that outlines the due diligence conducted and all material findings to reach the investment conclusion (the "Investment Committee Memo"), which will be presented to the Investment Committee.

Investment Committee

The investment activities of the Company are under the direction of the Adviser’s Investment Committee, subject to the overall supervision of the Board. The Investment Committee is a highly collaborative and inclusive evaluation engine that scrutinizes the merits of respective deals and ensures a strict adherence to the fundamental investment tenets of Fortress. The Investment Committee is currently led by Jack Neumark, Aaron Blanchette, Brian Stewart and Drew McKnight. The Adviser expects that additional investment professionals may be added to the Investment Committee over time.

The Investment Committee Memo is presented, reviewed, and deliberated by the deal team and the Investment Committee in the Investment Committee meeting, the forum in which the Investment Committee and any Fortress professional can raise questions, counter opinions, and deliberate on an investment opportunity. If the Investment Committee approves the investment opportunity, the deal team and Fortress’s business professionals will finalize documentation and issue a commitment.

Portfolio Management

The Adviser has a highly coordinated and robust asset management and portfolio monitoring process which integrates the efforts of the Investment Team and the Asset Management Team. The Asset Management Team is comprised of corporate lending employees focused on the active monitoring of existing credits and proactively identifying and managing potential risks. This affords Fortress the ability to enhance economics in the event of a workout or restructuring event, while maintaining the flexibility to step into all levels of the capital structure. Fortress believes that it has a rigorous set of processes and procedures, including frequent contact with borrowers, loan agents and other counterparties in order to ascertain a fundamental understanding of collateral value, cash flows and related risks.

The Adviser’s portfolio management process entails frequent bottom-up analysis by the Investment Team and the Asset Management Team focused on understanding collateral value, cash flows and related risks. This assessment, as well as valuation generally, incorporates both internal and external reviews by independent consultants, bankers and/or advisors. Not all of the Investment Team’s and the Asset Management Team’s employees are dedicated solely to the Adviser.

The Investment Team and the Asset Management Team will routinely conduct dialogue with borrowers, management teams and industry experts in order to obtain not only an accurate depiction of the borrower’s current financial condition but also the health and continuity of its day-to-day operations. This subsequently entails monthly and quarterly compliance tests of financial covenants and collateral performance at the investment level, in addition to a comparison to budgeted assumptions. This, along with other counterparty datapoints, allows Fortress to proactively identify issues and concerns and formulate action plans to mitigate risk if necessary.

In the event a problem arises, these monitoring efforts serve as a catalyst to mitigate risks, manage desired outcomes and enhance economics. Fortress believes that it has differentiated in-house workout and restructuring capabilities and looks to actively participate in restructuring processes in order to maximize recoveries.

Valuation Process

Each month, the Adviser will value each investment in the Company’s portfolio and, to the extent required by the Exchange Act, disclose such values in quarterly reports filed with the SEC. The Adviser, as the Board’s Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), will determine the fair value of such investments in good faith, based on its procedures and subject to the supervision of the Board. See "—Determination of NAV" for more information regarding the calculation of our NAV per Share and how our assets are valued.

Exit

In addition to payments of principal and interest, the Adviser expects the primary methods for the Company to realize returns on its investments to include refinancings, sales of portfolio companies and in some cases initial public offerings of portfolio companies and secondary sales. While many debt investments in which the Company will invest have stated maturities of five to eight years, we expect that virtually all would be redeemed or sold prior to maturity. These debt investments generally have call protection that requires an issuer to pay a premium if the debt investment is redeemed in the early years after the initial funding.

There can be no assurance that the Company’s investment objectives will be achieved. There can be no assurance that the Company’s yield target for investments will be achieved.

Allocation of Investment Opportunities

Fortress and its affiliates, including the Adviser, provide investment management services to real estate investment trusts, investment funds, registered investment companies, client accounts and proprietary accounts and BDCs that Fortress may establish.

Fortress will share any investment and sale opportunities with the Company and its other clients in accordance with the Advisers Act and the Allocation Policy (as defined below). Subject to the Advisers Act and as further set forth herein, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing documents.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which will likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

The Company, the Adviser and certain of their affiliates have received an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

To address potential conflicts, the Adviser has put in place an investment allocation policy (the "Allocation Policy") that seeks to ensure fair and equitable allocation of investment opportunities over time and address the co-investment restrictions set forth under the 1940 Act. In addition, pursuant to the Co-Investment Exemptive Order, each of the Company and the Adviser have adopted and implemented policies and procedures (each, a "Co-Investment Policy") reasonably designed to ensure that: (i) opportunities to participate in co-investment transactions are allocated in a manner that is fair and equitable to the Company and (ii) when negotiating the co-investment transactions that will be allocated between the Company and other funds or investment vehicles managed by or affiliated with Fortress (each a "Co-Investment Transaction"), the Adviser considers the Company’s interests. The Adviser’s Co-Investment Policy requires the Adviser to make an independent determination of the appropriateness of a Co-Investment Transaction and the proposed allocation size

(and subsequent size of an order placed by the Company) based on each participant’s specific investment profile and other relevant characteristics.

Competition

Our primary competitors include public and private funds, commercial and investment banks, commercial finance companies, other BDCs and private equity funds, each of which we may compete with for financing opportunities. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wide variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. In addition, new competitors frequently enter the financing markets in which we operate. For more information concerning the competitive risks we face, see "Item 1A. Risk Factors — Risks Related to Our Business and Structure — We face competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses."

Emerging Growth Company

We are, and will be an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an "emerging growth company" we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). Also, as we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

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

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Most of the services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. None of the Adviser’s investment professionals receive any direct compensation from the Company in connection with the management of its portfolio.

Investment Advisory Agreement

Subject to the overall supervision of the Board, the Adviser manages the day-to-day operations of, and provide investment advisory and management services to, the Company pursuant to the Investment Advisory Agreement. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•
managing the investment and reinvestment of our assets in accordance with our investment objectives, policies and restrictions, the 1940 Act, the Advisers Act and all other applicable federal and state law, and our Declaration of Trust and Bylaws;
•
determining the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;
•
identifying, evaluating and negotiating the structure of the investments made by us (including by performing due diligence on prospective investments);

•
executing, closing, servicing and monitoring our investments;
•
determining the securities and other assets that we will purchase, retain or sell; and
•
providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment and reinvestment of our assets.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Compensation of the Adviser

We pay the Adviser investment advisory fees for its services under the Investment Advisory Agreement consisting of two components: a Management Fee and an Incentive Fee. The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the Shareholders.

Management Fee

The Management Fee is payable at an annual rate of 1.25% of the Company’s net assets, payable quarterly in arrears, calculated as of the end of the most recently completed calendar quarter and adjusted for any issuances, repurchases, dividends or distributions of the Company’s shares during the relevant calendar quarter. For purposes of determining the Management Fee, the Company’s net assets means its total assets less liabilities determined on a consolidated basis in accordance with U.S. Generally Accepted Accounting Principles ("GAAP").

The Adviser has agreed to waive the Management Fee for (i) the period prior to the BDC Election, and (ii) the six-month period following August 1, 2025, the date of the first closing following the BDC Election (the "Initial Fee Waiver"). The Initial Fee Waiver is not subject to recoupment by the Adviser.

The Management Fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

Incentive Fees

We pay to the Adviser an Incentive Fee that will consist of two parts. In any given quarter, one part of the Incentive Fee may be payable while the other is not.

The first part (the "Investment Income Incentive Fee") is calculated and payable on a quarterly basis, in arrears, and will equal 12.5% of Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.50% (i.e., 6.0% annualized), or "Hurdle Rate," measured on a quarterly basis and a "catch-up" feature.

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

We will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee will be payable to the Adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate for such calendar quarter;

•
100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 1.715% for that calendar quarter will be payable to the Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the "catch-up"; and
•
12.5% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.715% in any calendar quarter is payable to the Adviser.

"Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence, consulting or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred shares, but excluding the Incentive Fee). In addition, Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received, or interest in the form of securities received rather than cash, including original issuance discount, payment-in-kind and zero coupon investments.

Because of the structure of the Investment Income Incentive Fee, it is possible that we may pay an Investment Income Incentive Fee in a calendar quarter in which we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, we will pay the applicable Investment Income Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, because the calculations used to determine whether the Hurdle Rate has been exceeded is calculated based on our net assets, decreases in our net assets due to realized or unrealized capital losses may increase the likelihood that the Hurdle Rate is reached and therefore the likelihood of us paying an Incentive Fee in a given calendar quarter. In addition, if market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for the Adviser to surpass the fixed Hurdle Rate and receive an incentive fee based on such net investment income. Our net investment income used to calculate this component of the Incentive Fee is also included in the amount of our net assets used to calculate the Management Fee because net assets are total assets less liabilities determined on a consolidated basis in accordance with GAAP.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

The second part of the Incentive Fee (the "Capital Gains Incentive Fee") is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 12.5% of cumulative realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

We accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain.

The fees that are payable under the Investment Advisory Agreement shall be appropriately adjusted for any issuances or repurchases of the Company’s Shares during the calendar quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and except as described above, exclude capital gains, realized loss and unrealized capital appreciation or depreciation.

Term

Unless earlier terminated as described below, the Investment Advisory Agreement is effective for a period of two years from the date it first became effective, and remains in effect from year to year thereafter if approved annually by the Board or by the holders of a Majority of the Outstanding Shares of the Company (as defined below) and, in each case, by a majority of the Independent Trustees.

The Investment Advisory Agreement automatically terminates within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its "assignment" (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). In accordance with the 1940 Act, without payment of penalty, we may terminate the Investment Advisory Agreement with the Adviser upon 60 days’ written notice or by vote of the Company’s Trustees or the Adviser. In addition, the decision to terminate the agreement may be made by a majority of the Board or the Shareholders holding a Majority of the Outstanding Shares. "Majority of the Outstanding Shares" means the lesser of (1) 67% or more of the outstanding Shares of the Company present at a Shareholder meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy or (2) a majority of outstanding Shares of the Company. In addition, without payment of penalty, the Adviser may generally terminate the Investment Advisory Agreement upon 60 days’ written notice.

Limitations of Liability and Indemnification

The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any Affiliated Person (as defined in the 1940 Act) of the Adviser, including the Administrator (each, an "Indemnitee") will not be liable to us for any action taken or not taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser of the Company, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services.

We will indemnify each Indemnitee against any liabilities in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company. We may pay the expenses incurred by the Indemnitee in defending an actual or threatened civil or criminal action in advance of the final disposition of such action, provided the Indemnitee agrees to repay those expenses if found by adjudication not to be entitled to indemnification. Notwithstanding the foregoing, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, trustees, officers, members, employees, agents or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office.

Board Approval of the Investment Advisory Agreement

Our initial sole trustee has approved, and the Board, including our Independent Trustees, has ratified our Investment Advisory Agreement in accordance with applicable 1940 Act requirements, including any SEC exemptive relief, no-action or other guidance issued by the staff of the SEC. The Board was provided with information it required to consider the Investment Advisory Agreement, including: (a) the nature, extent and quality of the advisory and other services that the Adviser will provide to us, including information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (b) comparative data with respect to advisory fees or similar expenses paid by any other BDCs and other accounts managed by the Adviser or its affiliates with similar investment objectives; (c) our projected operating expenses and expense ratio compared to any BDCs and other accounts managed by the Adviser or its affiliates with similar investment objectives; (d) any existing and potential sources of indirect income or other benefits to the Adviser or its affiliates from its relationship with us; (e) the financial condition of the Adviser and its affiliates and the estimated profitability of the Investment Advisory Agreement to the Adviser; and (f) any economies of scale arising from the relationship with the Adviser that are, or should be shared with Shareholders. In addition, investors who committed capital to the Company prior to the BDC Election, in connection with the completion of their initial subscription agreements, approved our Investment Advisory Agreement.

Administration Agreement

Our Initial Trustee approved, and our Board, including our Independent Trustees, have ratified, our initial Administration Agreement with our Administrator. In approving the Administration Agreement, the Initial Trustee and the Board considered information with respect to the nature, extent and quality of services to be provided to the Company by the Administrator, the reasonableness of the estimated costs of the services to be provided by the Administrator, whether the Company would be able to obtain similar services at cost from other third-party service providers, and the limited potential for additional benefits to be derived by the Administrator and its affiliates as a result of the Company’s proposed relationship with the Administrator. Under the terms of the Administration Agreement, the Administrator performs (or oversees, or arranges for, the performance of) administrative services, which include providing office facilities, equipment, clerical, accounting, bookkeeping and record keeping services; conducting relations with sub-administrators, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable; making reports to the Board of its performance of services; and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Company as it shall determine to be desirable; maintaining financial, accounting and other records of the Company; preparing reports to Shareholders and reports and other materials filed with the SEC or any other regulatory authority; managing the payment of expenses; providing significant managerial assistance to those portfolio companies to which we are required to provide such assistance; assisting us in determining and publishing (as necessary or appropriate) our NAV; providing assistance in accounting, legal, compliance, operations, asset management, technology and investor relations; overseeing the preparation and filing of our tax returns and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Administrator (and/or one or more of its affiliates) for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate certain of its obligations under the Administration Agreement to an affiliate and/or to a third party and we will reimburse the Administrator (or relevant affiliate(s)) for any services performed for us by such affiliate or third party. To the extent that the Administrator outsources any of its functions we will pay the fees associated with such functions on a direct basis without profit to the Administrator.

Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from the date it first became effective, and will remain in effect from year to year thereafter if approved annually by the Board or by the holders of a majority of the outstanding Shares of the Company and, in each case, by a majority of the Independent Trustees. We, and the Administrator, may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. Notwithstanding anything contained herein to the contrary, the Administration Agreement shall automatically terminate upon the termination of the Investment Advisory Agreement.

The Administration Agreement provides that the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any Affiliated Person (as defined in the 1940 Act) of the Administrator, including the Adviser, are entitled to indemnification from us from and against any claims or liabilities, liabilities in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Administration Agreement or otherwise as an administrator to the Company, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement.

The Administrator may delegate any of its obligations under the Administration Agreement to a Sub-Administrator. The Sub-Administrator will receive compensation for its services under a sub-administrative agreement. The Sub-Administrator receives fees, plus out-of-pocket expenses, based on the nature and extent of services provided. The Administrator has retained SEI Global Services, Inc. as the Sub-Administrator to provide administrative and accounting services.

Payment of Our Expenses under the Investment Advisory Agreement and Administration Agreement

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser (or its affiliates), when and to the extent engaged in providing investment advisory and management services for us, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services shall be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including all other costs and expenses of our operations and transactions including those relating to:

•
organization costs of the Company;
•
calculating the NAV of the Company, including the cost and expenses of any independent valuation firms or services;
•
fees and expenses incurred by the Adviser and payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for the Company and in monitoring the Company’s investments, performing due diligence on prospective portfolio companies, and if necessary, in respect of enforcing the Company’s rights with respect to investments in existing portfolio companies, or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, research and market data services (including an allocable portion of any research or other service that may be deemed to be bundled for the benefit of the Company), any studies commissioned by the Adviser and travel and lodging expenses;
•
interest payable on debt, if any, incurred by the Company to finance its investments, debt service and all other costs of borrowings or other financing arrangements (including fees and other expenses), and expenses related to unsuccessful portfolio acquisition efforts;

•
offerings of Shares and other securities of the Company;
•
Management Fees and Incentive Fees;
•
administration fees and expenses payable under the Administration Agreement and any sub-administration agreements;
•
any expense reimbursements;
•
fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•
fees incurred by the Company for escrow agent, transfer agent, dividend agent and custodial fees and expenses;
•
U.S. federal and state registration and franchise fees;
•
all costs of registration and listing of the Company’s securities on any securities exchange, if any;
•
fees payable to rating agencies;
•
U.S. federal, state and local taxes, non-U.S. taxes, and related costs and expenses, including costs of tax return preparation and other compliance costs, and costs incurred in connection with any audit or other inquiry, tax litigation or any other contests;
•
Independent Trustees’ fees and expenses;
•
expenses related to meetings of the Board;
•
costs of any reports, proxy statements or other notices to Shareholders, including printing and mailing costs;
•
costs associated with individual or group Shareholders, including the costs of any Shareholder meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•
costs of preparing financial statements and maintaining books and records;
•
costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission and other regulatory bodies, and other reporting and compliance costs, and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
•
costs associated with compliance with Sarbanes-Oxley Act;
•
the Company’s allocable portion of any fidelity bond, trustees’ and officers’ errors and omissions liability insurance policies, and any other insurance premiums;
•
direct costs and expenses of administration, including printing, mailing, long distance telephone, cellular phone and data service, copying, secretarial and other staff, independent auditors and outside legal costs;
•
proxy voting expenses;
•
costs of effecting sales and any repurchases of the Shares and other securities of the Company;
•
fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events), design and website expenses;
•
allocable out-of-pocket costs incurred in providing managerial assistance to those portfolio companies that request it;
•
commissions and other compensation payable to brokers or dealers;
•
costs of information technology and related costs, including costs related to software, hardware and other technological systems (including specialty and custom software);

•
the Company’s allocable portion of costs and expenses of information systems, software and hardware utilized by the Company in connection with asset management services (e.g., providing portfolio collection functions, maintaining financial, accounting and other records for the Company, monitoring of covenant compliance by borrowers and tracking and enforcing payment obligations of such borrowers);
•
extraordinary expenses, including litigation;
•
indemnification payments;
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the business of the Company and the amount of any judgment or settlement paid in connection therewith;
•
extraordinary expenses or liabilities incurred by the Company outside of the ordinary course of its business;
•
costs of derivatives and hedging;
•
certain costs and expenses relating to distributions paid on the Shares;
•
all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments, including expenses relating to unconsummated investments that may have been attributable to co-investors had such investments been consummated;
•
costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;
•
fees, costs and expenses of winding up and liquidating the Company’s assets;
•
costs associated with technology integration between the Company’s systems and those of the Company’s participating intermediaries;
•
all travel and related expenses of the Company’s and Adviser’s trustees, officers, managers, agents and employees incurred in connection with attending meetings of the Board or Shareholders or performing other business activities that relate to the Company;
•
dues, fees and charges of any trade association of which the Company is a member;
•
costs associated with events and trainings of the Board (including travel);
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes; and
•
all other expenses incurred by the Company, the Adviser or the Administrator in connection with administering the Company’s business, such as the allocable portion of overhead under the Administration Agreement, including rent, and the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. That overhead may include rent and the allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of the Company’s officers who provide operational and administrative services under the Administration Agreement, and their respective staffs and other professionals who provide services to the Company (including, in each case, employees of the Administrator or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other "back office" or "middle office" financial, compliance, accounting, asset management, tax, legal, treasury or other operational services to the Company. For clarity, any non-commercial aircraft travel paid for by the Company shall only be up to an amount comparable to business class rates.

To the extent that operational, accounting and information technology services, software, asset management, legal or other assets utilized by the Adviser or the Administrator to provide such services are used by the Company and one or more Fortress Managed Accounts, the Company will bear its respective allocable share of the cost (taking into account salaries, bonuses and fringe benefits) of such services, software or other assets, such allocations to be based on the time which the applicable employees providing such accounting, operational and information technology services devote, on an estimated basis, to the Company and the other Fortress Managed Accounts to which such accounting, operational and information technology services are being provided.

Notwithstanding the foregoing, in circumstances where the Adviser or the Administrator reasonably believes that an allocation of such expenses or the amount allocated to the Company and/or other Fortress Managed Accounts pursuant to the above procedures would produce an inequitable result to the Company and/or other Fortress Managed Accounts, the Adviser may allocate such expenses in a fair and equitable manner. Such allocations will be subject to review and approval by the Board on a periodic basis.

In addition, to the extent the Administrator outsources any of its functions, the Company shall pay the fees associated with such functions on a direct basis without profit to the Administrator.

Amended and Restated Expense Support and Conditional Reimbursement Agreement

The Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser as of June 3, 2025, pursuant to which the Adviser may elect to pay certain of the Company’s expenses (including organization and offering costs, excluding interest expense and distribution fees) on the Company’s behalf (each, an "Expense Payment"). If the Adviser elects to pay certain of the Company’s expenses, the Adviser may be entitled to reimbursement of such expenses from the Company, subject to the terms of the Expense Support Agreement, summarized below. Following any calendar quarter the Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company's Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (as further defined below under "Excess Operating Funds"), then the Company will be required make a payment to the Adviser (each a "Reimbursement Payment"). Reimbursement Payments to the Adviser will be accrued as they become probable or estimable or as certain conditions in the Expense Support Agreement are triggered.

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

License Agreement

We entered into a license agreement (the "License Agreement") with Fortress pursuant to which we were granted a non-exclusive license to use the name "Fortress." Under the License Agreement, we have a right to use the Fortress name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "Fortress" name or logo.

The Offering

We have conducted, and anticipate that we will continue to conduct, private offerings of our shares on a monthly basis at a per Share price equal to NAV per Share to investors for immediate cash investment. In addition, we may continue to allow certain investors to fund their investment in the Company over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by the Company. With respect to unfunded capital commitments, we will draw down on such commitments over time, on an as-needed basis by delivering a drawdown notice to each investor. All purchases of Shares pursuant to the capital commitments will generally be made pro rata in accordance with remaining capital commitments of all investors at a per Share price equal to NAV per Share.

The Offering will be made pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and other available exemptions from the registration requirements of the Securities Act to investors who are "accredited investors" within the meaning of Regulation D under the Securities Act.

We are initially offering one class of our common shares of beneficial interest–the Class I Shares–and may offer additional classes of our Shares in the future. On November 17, 2025, the Company and the Adviser received exemptive relief from the SEC that permits the Company to offer to sell multiple classes of Shares with varying sales loads and to impose asset-based and/or distribution fees and early withdrawal fees, as applicable.

The Company reserves the right to conduct additional offerings of securities in the future in addition to the Offering. In addition, although the Company intends to issue Shares on a monthly basis, the Company retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons. Placement activities will be conducted by our, and the Adviser’s, officers. We may, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the Offering, including in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne directly or indirectly by an investor, by us or by the Adviser or an affiliate thereof. We will not incur any such fees or commissions if the net proceeds received upon a sale of Shares after such costs would be less than the NAV per share of such Shares.

Perpetual Life BDC

We are a perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The term "perpetual-life BDC" is used to describe an investment vehicle of indefinite duration that does not intend to complete a Liquidity Event (as defined below) within any specific time period, if at all, and whose shares are intended to be sold by the BDC on a continuous monthly basis at a price equal to the BDC’s per share NAV.

In this perpetual-life structure, subject to approval by the Board, the Company may offer Shareholders an opportunity to repurchase their Shares on a quarterly basis at NAV, but the Company is not obligated to offer to repurchase any Shares in any particular quarter. See "— Share Repurchase Program." Aside from the potential for limited liquidity offered by quarterly Share repurchases, Shareholders generally should not expect to be able to sell their Shares regardless of how well the Company performs.

The Company believes that its perpetual nature will enable it to execute a patient and opportunistic strategy and invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns as compared to non-perpetual funds. While the Company may consider a Liquidity Event at any time in the future, it currently does not intend to undertake a Liquidity Event, including, without limitation, an IPO (as defined below) or Exchange Listing (as defined below), and is not obligated by its Declaration of Trust or Bylaws, or otherwise, to effect a Liquidity Event at any time.

The Adviser, subject to the oversight of the Board, will monitor prevailing market conditions and the Company’s portfolio composition, and may determine to recommend to the Board that the Company conduct a "Liquidity Event," which may include (i) an initial public offering ("IPO") or other listing of its Shares on a national securities exchange (an "Exchange Listing"), (ii) a Sale Transaction (as defined below) or (iii) an orderly wind down and/or liquidation of the Company’s assets. A "Sale Transaction" means (a) the sale of all or substantially all of the Company’s assets to, or other Liquidity Event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser.

Certain Sale Transactions with affiliated parties may be predicated upon the Company receiving exemptive relief from the SEC. For the avoidance of doubt, the Company is under no obligation to commence or consummate a Liquidity Event.

Leverage

The Company may from time to time employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. We expect to use leverage in the form of borrowings, including loans from certain financial institutions, and the issuance of debt securities. Our initial Shareholders approved a proposal to permit us to reduce our asset coverage from 200% to 150%, which means for every $100 of net assets the Company holds, the Company may raise $200 from borrowing and issuing senior securities (including debt and preferred shares). Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

In addition, we intend to qualify as a "limited derivatives user" as defined in Rule 18f-4 under the 1940 Act, meaning the Company will limit its derivatives exposure to 10% of its net assets at any time, excluding certain currency and interest rate hedging transactions. The Company may, but is not required to, enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge interest rate, currency, credit and/or other risks. These hedging activities will be subject to the applicable legal and regulatory compliance requirements and the Company does not generally intend to enter into any such derivative agreements for speculative purposes. The Company will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy the Company employs will be successful.

Regulation

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot co-invest in any portfolio company in which a fund managed by Fortress or any of its downstream affiliates (other than us and our downstream affiliates) is also co-investing. The Company, the Adviser and certain of their affiliates have applied for an exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions (the "Co-Investment Exemptive Order"). Once the Co-Investment Exemptive Order has been granted, co-investments made under the Co-Investment Exemptive Order will be subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise co-invest with funds managed by Fortress or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and the Adviser’s Allocation Policy. See "— Allocation of Investment Opportunities" for more information.

The 1940 Act also requires that a majority of our Trustees be Independent Trustees.

Under the 1940 Act, we are not generally able to issue and sell our Shares at a price below NAV per share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the current NAV per share of our Shares if we comply with the provisions of Section 63(2) of the 1940 Act, including the requirements that our Board determine that such sale is in our best interests and the best interests of our Shareholders and our Shareholders approve such sale.

In accordance with the 1940 Act, a BDC generally is allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing. As such, we may borrow amounts or issue debt securities or preferred shares, which we refer to collectively as "senior securities," such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) immediately after such borrowing. Our initial Shareholders approved a proposal to permit us to reduce our asset coverage from 200% to 150%, in which case we will be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us. For a discussion of the risks associated with leverage, see "Item 1A. Risk Factors — Risks Related to Our Business and Structure — We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us."

In addition, for federal income tax purposes, the Company expects to elect to be treated as a RIC under Subchapter M of the Code, effective as of the beginning of the day on the date of the BDC Election and intends to qualify annually thereafter as a RIC. We generally intend to distribute, out of our assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by the officers of the Company, in their sole discretion.

We operate and qualify as a "limited derivatives user" as defined in Rule 18f-4 under the 1940 Act, meaning the Company will limit its derivatives exposure to 10% of its net assets at any time, excluding certain currency and interest rate hedging transactions. The Company may, but is not required to, enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge interest rate, currency, credit and/or other risks. These hedging activities will be subject to the applicable legal and regulatory compliance requirements and the Company does not generally intend to enter into any such derivative agreements for speculative purposes. The Company will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy the Company employs will be successful.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

(i)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)
is organized under the laws of, and has its principal place of business in, the United States;
(b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)
satisfies any of the following:
(1)
does not have any class of securities that is traded on a national securities exchange;
(2)
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(3)
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a trustee of the eligible portfolio company; or
(4)
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(ii)
Securities of any eligible portfolio company controlled by us.
(iii)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(iv)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(v)
Securities received in exchange for or distributed on or with respect to securities described in (i) through (iv) above, or pursuant to the exercise of warrants or rights relating to such securities.
(vi)
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (i), (ii) or (iii) above.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company, but may exist in other circumstances based on the facts and circumstances.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Therefore, the Company will offer, and will be required to provide upon request, managerial assistance to its portfolio companies. This assistance could involve, among other things, monitoring the operations of the Company’s portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate of the Administrator will provide, or arrange for the provision of, such managerial assistance on the Company’s behalf to portfolio companies that request this assistance. The Company may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by the Board, including the Independent Trustees.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amounts we invest with any one counterparty. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we may enter into repurchase agreement transactions.

Senior Securities; Asset Coverage Ratio

As a BDC, we will generally be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of beneficial interest senior to the Shares if its asset coverage, as defined in the 1940 Act, would at least equal to 200% immediately after each such issuance. However, a BDC may increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Our initial Shareholders approved a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their Subscription Agreements, our investors acknowledged our ability to operate with an asset coverage ratio that may be as low as 150%. If the Company’s asset coverage ratio falls below 150%, the Company’s ability to make distributions to Shareholders may be significantly restricted or the Company may not be able to make any such distributions at all. The actual amount of leverage employed by the Company will depend on market conditions and other factors at the time of any proposed borrowing or issuance of debt or preferred shares.

In addition, while any senior securities remain outstanding, we would be required to make provisions to prohibit any distribution to our Shareholders or the repurchase of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. We would also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

Warrants

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we will generally only be able to offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) Shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our and the Shareholder’s best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed.

Code of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that established procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Code of Conduct

As a BDC, we are subject to certain regulatory requirements that restrict our ability to engage in certain related-party transactions. We have adopted procedures for the review, approval and monitoring of transactions that involve us and certain of our related persons. For example, we have adopted a code of conduct that generally prohibits our executive officers or Trustees from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the code of conduct can generally only be obtained from the Chief Compliance Officer, who may consult, as appropriate, with the chairperson of the nominating and governance committee (the "Nominating and Governance Committee", the chairperson of the audit committee of the Company (the "Audit Committee"), counsel to the Company, the Adviser or the Independent Trustees. Any waivers are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee will be required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K).

Affiliated Transactions

The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. We expect to rely on the Co-Investment Exemptive Order. Pursuant to such exemptive relief, we are generally permitted to co-invest with certain of our affiliates pursuant to the conditions of the Co-Investment Exemptive Order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where a Fortress Managed Account has a pre-existing investment in an issuer in which the Company and the Fortress Managed Accounts will co-invest, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that, in relevant part (i) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Shareholders of the Company and do not involve overreaching of the Company or its Shareholders on the part of any person concerned; (ii) the proposed transaction is consistent with the interests of the Company’s Shareholders and the Company’s policy as recited in filings made by the Company with the SEC and the Company’s reports to Shareholders; and (iii) the Company’s Trustees record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. The Allocation Policy and the Co-Investment Policy of each of the Company and the Adviser incorporates the conditions of the exemptive relief. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Fortress Managed Accounts that could avail themselves of the requested exemptive relief.

Proxy Voting Policies and Procedures

The Board has delegated proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set out below. The guidelines will be reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote proxies relating to its clients’ securities in the best interest of our clients.

Other

We have adopted an investment policy that complies with the requirements applicable to us as a BDC. As a BDC, we expect to be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the Exchange Act.

We will also be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any Trustee or officer against any liability to our Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Our Board, including a majority of our independent trustees, has designated a chief compliance officer and we have adopted written policies and procedures reasonably designed to prevent violation of the federal securities laws. Our chief compliance officer will review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We will not be permitted to change the nature of our business so as to cease to be, or to withdraw our election (once made) as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of:

(i)
67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or
(ii)
more than 50% of the outstanding shares of such company.

None of our investment policies are fundamental, and thus may be changed without Shareholder approval.

As a BDC, we will generally not be able to issue and sell Shares at a price below NAV per share. We may, however, issue and sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current NAV of Shares if (1) the Board determines that such sale is in our best interests and the best interests of our Shareholders, and (2) our Shareholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board, closely approximates the market value of such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an "underwriter" as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate or currency fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

As a BDC, we also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, if any, it should be noted that such investments might subject Shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.

In addition, as a BDC, the 1940 Act contains certain restrictions on certain types of investments the Company may make. Specifically, the Company is only able to invest up to 30% of its portfolio in entities that are not considered "eligible portfolio companies" (as defined in the 1940 Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act.

Compliance with the Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our co-principal executive officers and principal financial officer will be required to certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, beginning with our fiscal year ended December 31, 2026, our periodic reports will be required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act will require us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Foreign Ownership

Given that Fortress and the Company qualify as "Foreign Persons" for purposes of CFIUS under the Defense Production Act of 1950 (as amended, including all implementing regulations thereof, the "DPA" (and, together with CFIUS laws, rules, regulations, directives and special measures, and any applicable agreements thereunder, the "CFIUS Regulations")), certain investments made by the Company may be subject to review under CFIUS Regulations.

The Company may be restricted or prohibited by CFIUS Regulations from making certain investments in U.S. businesses or disposing of certain investments in U.S. businesses based on national security concerns. If the Company is permitted to make such investments, the CFIUS Regulations may place restrictions, obligations or conditions on these investments. Furthermore, other U.S. regulatory bodies may also impose ownership, governance and/or control restrictions on investments by non-U.S. persons, resulting in limitations on the structure through which investments may be held. It is expected that investors that are Foreign Persons (including Foreign Persons that are Fortress Affiliates (including, for this purpose, the indirect owner(s) of Fortress, and any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress)) will be restricted from (among other things) accessing, or having governance rights that allow influence over the safekeeping or release of, personally identifiable information (PII), protected health information (PHI) or other similar information in respect of the Company’s investments in the possession of Fortress (or otherwise), or from controlling the Company’s investments, in each case, as determined by Fortress in its discretion and in a manner consistent with its obligations under the letter and spirit of the CFIUS Regulations. The Adviser and our Board will be authorized, without the consent of any person, including any shareholder, to take such action as it reasonably determines to be necessary or advisable to comply with or reduce risk arising under the CFIUS Regulations.

Additionally, other countries have implemented (or are in the process of implementing) similar "foreign ownership" regulations that may require governmental approval prior to an investment by the Company, limit the amount of investment by the Company in a particular company, asset or sector or restrict investment by the Company to a specific class of securities of a company that have less advantageous terms than the classes available for purchase by nationals. Certain countries may also require Fortress or the Adviser to obtain additional information from its shareholders or investors in connection with a particular investment. If such information is not obtained or provided, the Company may not be able to complete an investment, may be required to dispose of an investment or may be subject to other adverse consequences as a result.

Any or all of the above factors could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects, and there can be no assurance that Fortress will be able to (i) obtain all regulatory approvals or agreements with CFIUS that may be required by or warranted pursuant to CFIUS Regulations or otherwise that it does not yet have or that it may require in the future, (ii) obtain any necessary modifications to existing regulatory approvals or agreements with CFIUS, or (iii) maintain required regulatory approvals or agreements with CFIUS. Regulatory impacts on the Company or a delay in obtaining or failure to obtain any regulatory approvals required by the CFIUS Regulations or otherwise, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could result in an adverse effect on the Company and require attention and resources of Fortress and its executive officers that might otherwise be devoted to the Company.

Taxation as a Regulated Investment Company

We intend to qualify as a RIC effective on the day of the BDC Election (or as soon as reasonably practicable thereafter, determined in the Company’s discretion) and to qualify each year thereafter as a RIC. As a RIC, we generally will not have to pay corporate level U.S. federal income taxes on any ordinary income or capital gains that we distribute to the Shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our Shareholders, for each taxable year, at least 90% of our "investment company taxable income," which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to Shareholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our Shareholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the "Excise Tax Avoidance Requirement"). The Company may be liable for the excise tax only on the amount by which our distributions do not meet the foregoing Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
qualify as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived with respect to our business of investing in such stock or securities (the "90% Income Test"); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more "qualified publicly traded partnerships" (the "Diversification Tests").

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind ("PIK") interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our Shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Under the 1940 Act, so long as we are a BDC, we will not be permitted to make distributions to our Shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effect of these provisions.

A RIC is limited in its ability to deduct expenses in excess of its "investment company taxable income" (which is, generally, ordinary income plus the excess of net short-term capital gains over net long- term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our Shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a Shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we purchase shares in a passive foreign investment company (a "PFIC") we may be subject to U.S. federal income tax on a portion of any "excess distribution" or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our Shareholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a "qualified electing fund" under the Code, or a "QEF," in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent we do not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our Shareholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future U.S. Treasury regulations, produce income not among the types of "qualifying income" from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a RIC

In addition, for federal income tax purposes, the Company expects to be treated as a RIC under Subchapter M of the Code, effective as of the beginning of the day on the date of the BDC Election and intends to qualify annually thereafter as a RIC. We generally intend to distribute, out of our assets legally available for distribution, substantially all of our available earnings, on a monthly basis, as determined by the officers of the Company, in their sole discretion. To the extent that we are a corporation for U.S. tax purposes and do not qualify as a RIC, we will be subject to U.S. federal income tax on such income. We would not be able to deduct distributions to Shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our Shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate Shareholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate Shareholders would generally be able to treat such dividends as "qualified dividend income," which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Shareholder’s tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to our becoming a RIC for which we are a corporation for U.S. federal income tax purposes by the end of the first year that we intend to qualify as a RIC. To the extent that we have any net built-in gains allocable to a corporate beneficial owner (including ourselves if we are treated as a corporation prior to the RIC Election Date) in our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if the Company had been liquidated) as of the beginning of the first year that we qualify as a RIC, we would be subject to a corporate-level U.S. federal income tax on such built-in gains if and when recognized over the next five years. Alternatively, we may elect to recognize such built-in gains immediately prior to our qualification as a RIC. Similarly, if we have previously qualified as a RIC, but were subsequently unable to qualify for treatment as a RIC, and certain relief provisions are not applicable, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to Shareholders, nor would they be required to be made. If we fail to requalify as a RIC for a period greater than two taxable years and then seek to requalify as a RIC, we may be required to pay corporate-level tax on the unrealized appreciation recognized during the succeeding five-year period unless we make a special election to recognize gain to the extent of any unrealized appreciation in our assets at the time of requalification.

Our qualification and taxation as a RIC depends upon our ability to satisfy on a continuing basis, through actual, annual operating results, distribution, income and asset, and other requirements imposed under the Code. However, no assurance can be given that we will be able to meet the complex and varied tests required to qualify as a RIC or to avoid corporate level tax. In addition, because the relevant laws may change, compliance with one or more of the RIC requirements may be impossible or impracticable. Although we expect to operate in a manner so as to qualify continuously as a RIC following the RIC Election Date, we or our investment adviser may decide in the future that we should be taxed as a C corporation, even if we would otherwise qualify as a RIC, if we determine that treatment as a C corporation for a particular year would be in our best interest.

Item 1A. Risk Factors.

Investing in our Shares involves a number of significant risks. The following information is a discussion of material risk factors associated with an investment in our Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, or capital structure similar to ours. In addition to the other information contained in this Form 10-K, you should consider carefully the following information before making an investment in our Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We have a limited operating history.

We are a closed-end management investment company organized as a Delaware statutory trust that has elected to be regulated as a BDC under the 1940 Act. We have a limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a Shareholder’s investment could decline substantially or become worthless. Further, the Adviser has not previously offered a privately offered BDC. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

Our Board may change our operating policies and strategies without prior notice or Shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board will have the authority to modify or waive our current operating policies, investment criteria and strategies, which authority may be exercised without prior notice and without Shareholder approval unless otherwise required by applicable law. However, as a BDC, absent Shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which our investors may not agree or for purposes other than those contemplated in this Form 10-K.

We are a privately placed BDC and our Shareholders may not be able to transfer or otherwise dispose of our Shares at desired times or prices, or at all.

We are a privately placed BDC. Our Shares may generally only be transferred (i) with the consent of the Company, which may be granted or withheld in the sole discretion of the Adviser, or (ii) as required because of lending arrangements. Additionally, our Shares will not be listed for trading on a stock exchange or other securities market. There is no guarantee that a public market for our Shares will ever develop.

At the discretion of the Board and beginning no later than 12 months following the date on which we made the BDC Election, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, share repurchases may not be available each quarter, or at all.

We may have difficulty sourcing investment opportunities.

We have not identified all of the potential investments for our portfolio. We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all of our available capital successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments, and the economic merits, transaction terms or other financial or operational data thereof, prior to making a decision to invest. Additionally, the Adviser will select our investments, and our Shareholders will have no input with respect to such investment decisions. Investors, therefore, must rely on the Adviser to implement the Company’s investment policies, to evaluate all of its investment opportunities and to structure the terms of its investments. These factors increase the uncertainty, and thus the risk, of investing in our Shares. To the extent we are unable to deploy all of our capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

In addition, we anticipate that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. Distributions paid during this period may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. The Adviser has agreed to waive the Management Fee for (i) the period prior to the BDC Election, and (ii) the six-month period following the initial closing following the BDC Election. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be reduced. If we do not produce positive investment returns, expenses and fees will reduce the amount of the original invested capital recovered by the Shareholders to an amount less than the amount invested in the Company by such Shareholders.

We generally will not control the business operations of our portfolio companies.

We anticipate that we will acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. While we are obligated to offer to make managerial assistance available to our portfolio companies, there can be assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debt investor and could decrease the value of our portfolio holdings.

Due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.

The illiquidity of our expected portfolio company investments may make it difficult or impossible for us to sell investments if the need arises. Many of these investments will be subject to legal and other restrictions on resale or will otherwise be less liquid than exchange-listed securities or other securities for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, maturity, refinancing, or initial public offering. If we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we have and may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. For example, we have entered into a senior secured revolving credit facility (the "Scotiabank Credit Agreement") by and among the Company, the lenders and issuing banks party thereto from time to time and The Bank of Nova Scotia ("Scotiabank"), as administrative agent, for a $400,000,000 senior secured revolving credit facility, which includes a $50,000,000 sublimit for swingline loans and a $30,000,000 sublimit for the issuance of letters of credit. The Company may, at any time, request an increase of the commitments under the Scotiabank Credit Agreement to an amount not exceeding $800,000,000 to the extent the lenders (existing and new lenders) agree to provide the additional commitment. Holders of these senior securities will have fixed-dollar claims on our assets that are senior to the claims of our Shareholders. If the value of our assets decreases, leverage would cause our NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions on our Shares. Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds.

Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to Shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, must be at least 150%. If our asset coverage ratio were to fall below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions at all.

In addition to having fixed-dollar claims on our assets that are superior to the claims of our Shareholders, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of investments and/or our cash. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to the Shareholders. For example, certain subsidiaries of the Company (each a "Subsidiary Guarantor") will guarantee the obligations of the Company pursuant to the Scotiabank Credit Agreement. The obligations of the Company pursuant to the Scotiabank Credit Agreement and each Subsidiary Guarantor is secured by a first-priority security interest in substantially all of the assets of the Company and any Subsidiary Guarantor.

Provisions in the agreements governing a credit facility or other borrowings may limit discretion in operating our business and defaults thereunder may adversely affect our business, financial condition, results of operations and cash flows.

We may enter into one or more additional credit facilities or other borrowings, either directly or through one or more subsidiaries. However, there can be no assurance that we will be able to close a credit facility or obtain other financing.

Further, if our borrowing base under the credit facilities or borrowings were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or other borrowings or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

We are also subject to limitations as to how borrowed funds may be used, including restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Scotiabank Revolving Credit Facility (as defined below) or another credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. For example, under the Scotiabank Credit Agreement, we may not, nor may we permit, as applicable, any of the Subsidiary Guarantors to, without Scotiabank's prior written consent: (i) create, incur, assume or permit to exist any indebtedness, subject to certain exceptions; (ii) create or suffer to exist any mortgage, pledge, security interest, conditional sale or lien upon certain of our or such Subsidiary Guarantor's property, subject to certain exceptions; (iii) merge, divide or consolidate with or into any other entity, subject to certain exceptions; (iv) declare or pay any dividends or distributions, subject to certain exceptions, including distributions required to maintain our status as a RIC or in connection with a tender offer (subject to meeting certain conditions); (v) fail to maintain certain minimum shareholders' equity or asset coverage ratio; or (vi) enter into any agreement or instrument which prohibits or limits our or such Subsidiary Guarantor's ability to create, incur, assume or suffer to exist any lien upon any of our or such Subsidiary Guarantor's properties, subject to certain exceptions.

Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to risks associated with high rates of inflation.

High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Rising inflation in the future may materially and adversely affect our portfolio companies. For example, If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Conversely, as inflation declines, a portfolio company may see its competitors’ costs stabilize sooner or more rapidly than its own.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our future investments and our future investment returns and, accordingly, may have a material adverse effect on our investment objectives and our net investment income.

Because we borrow and anticipate that we will borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise and trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate ("SOFR") floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults.

We may enter into certain hedging transactions, such as interest rate swap agreements, in an effort to mitigate our exposure to adverse fluctuations in interest rates and we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk or if we will enter into such interest rate hedges. Hedging transactions may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

We may enter into total return swaps that would expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security or loan, basket of securities or loans or securities or loan indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap is typically used to obtain exposure to a security, loan or market without owning or taking physical custody of such security or loan or investing directly in such market. A total return swap may effectively add leverage to our portfolio because, in addition to our total net assets, we would be subject to investment exposure on the amount of securities or loans subject to the total return swap. A total return swap is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In addition, because a total return swap is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage.

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

There is not a public market or active secondary market for many of the types of investments in privately held companies that we intend to hold and make. As a result, we will value these investments monthly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board. In accordance with Rule 2a-5 under the 1940 Act, our Board has designated the Adviser to serve as the Valuation Designee. Subject to the oversight of our Board, the Adviser will value our investments, no less frequently than monthly, including with the assistance of one or more independent valuation firms. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in NAV. Our NAV could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Any unrealized depreciation we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. Furthermore, any failure to comply with the requirements imposed on BDC’s by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under our future outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to limited restrictions with respect to the proportion of our assets that may be invested in a single issuer.

We intend to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we will not be limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our NAV may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. In addition, in order to maintain our status as a RIC for U.S. federal income tax purposes, we are required to satisfy certain source-of-income, diversification and distribution requirements. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, or if necessary to maintain our status as a RIC. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act.

If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the then-current value of such investments.

Because our initial Shareholders approved a proposal to allow an asset coverage ratio of 150%, we are subject to 150% asset coverage ratio.

A BDC may increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. Because our initial Shareholders approved a proposal to reduce the asset coverage ratio to 150%, the ratio applicable to our senior securities is 150%.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our Shares to increase more sharply than it would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay dividends on our Shares, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See "— Risks Related to Our Business and Structure—We may borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us."

We face competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including registered investment companies, private equity or credit funds and mezzanine funds) and other clients of the Adviser or its affiliates, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle-market. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in our target market could force us to accept less attractive investment terms. Furthermore, many competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC and/or the source of income, asset diversification and distribution requirements we will be required to satisfy to maintain our RIC tax treatment. The competitive pressures we face, and the manner in which we react or adjust to competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.

The Company may be the subject of litigation or similar proceedings.

In the ordinary course of its business, the Company may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. The Company’s investment activities may include activities that will subject it to the risks of becoming involved in litigation by third parties. Any litigation may consume substantial amounts of the Adviser’s and Fortress’s time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The adoption of new or the enhancement of existing laws and regulations may further increase the risk of litigation. Any such litigation would likely have a negative financial impact on the Company. For instance, the expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce the Company’s net assets.

We will be dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business will be dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts;
•
outages due to idiosyncratic issues at specific service providers; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the NAV of our Shares and our ability to pay distributions to our Shareholders.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

We will depend heavily upon computer systems to perform necessary business functions. Despite implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack, such as unauthorized access, use, alteration, or destruction, from physical and electronic break-ins, or unauthorized tampering, or an unintentional event, such as a natural disaster, an industrial accident, failure of our disaster recovery systems, or employee error. These events could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, regulatory penalties, increased cybersecurity protection and insurance costs, litigation and damage to business relationships, reputational damage, and increased costs associated with mitigation of damages and remediation. As our and our portfolio companies’ reliance on technology increases, so may the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We will implement processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we will do business may also be sources of cybersecurity or other technological risk. We may outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we will engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects our data, resulting in increased costs and other consequences as described above.

Our business and operations could be adversely affected by developments in artificial intelligence ("AI").

We may incorporate, directly or through third-party vendors, the use of AI into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. Notwithstanding any preventative policies that aim to restrict or govern the use of AI, it is possible that they may be used in contravention of such policies or otherwise misused, and the data and/or outputs of AI could be inaccurate or otherwise flawed or inadequate. It is also possible that use of AI could result in the input of confidential information, and such information subsequently being exposed to other parties, and may be more susceptible to and increase the likelihood of cybersecurity incidents and threats. Such occurrences and events may affect use and reliance on AI, including by organizations connected to us and investments by us and our affiliates, and adversely affect us. Any such developments could impede business activities, strategies, or industries that relied on products or services that AI has caused to be noncompetitive or obsolete, including those of organizations connected to us and investments by us and our affiliates.

The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeted specifically at AI, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI, increase our compliance costs and the risk of non-compliance, and restrict or impede our ability to develop, adopt and deploy AI efficiently and effectively.

AI and its current and potential future applications, as well as the legal and regulatory frameworks in which they operate, continue to develop, and it is not possible to predict the full extent of current or future risks related thereto or the impact or risk of such evolving technology on our business at this time.

Compliance with the privacy laws to which we are subject may require the dedication of substantial time and financial resources, and non-compliance with such laws could lead to regulatory action being taken and/or could negatively impact the business, financial condition and operating results of us or our portfolio companies.

We and our portfolio companies, as well as the Adviser and Fortress, may be subject to laws and regulations related to privacy, data protection and information security in the jurisdictions in which we/they do business, including such laws and regulations as enacted, implemented and amended in the United States, the European Union (the "EU") (and its member states), and the United Kingdom (the "UK") (regardless of where the Adviser, Fortress, we and our portfolio companies, and their/our affiliates have establishments) from time to time, including the General Data Protection Regulation (EU 2016/679) (the "GDPR") and the California Consumer Privacy Act of 2018 (as amended, the "CCPA") (collectively, the "Privacy Laws").

Compliance with the applicable Privacy Laws may require adhering to stringent legal and operational obligations and therefore the dedication of substantial time and financial resources by the Adviser, Fortress, us and our portfolio companies, and/ or each of their affiliates, which may increase over time (in particular in relation to any transfers of relevant personal data to third parties located in certain jurisdictions).

Further, failure to comply with the Privacy Laws may lead to the Adviser, Fortress, us and our portfolio companies, and/or our affiliates incurring fines and/or suffering other enforcement action or reputational damage. For example, failure to comply with the GDPR, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), liabilities from third-party claims.

Our United States operations in particular will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, where such laws focus on privacy as an individual right in general. For example, California has passed the CCPA, which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers, and either meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the "CPRA") to amend and extend the protections of the CCPA, effective as of January 1, 2023. The CPRA established a new state agency focused on the enforcement of its privacy laws, which will likely lead to greater levels of enforcement and greater costs related to compliance with the CCPA (and CPRA).

Other states in the United States, have either passed, proposed or are considering similar law and regulations to the GDPR and the CCPA, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens, and the potential for significant liability on regulated entities.

Certain investors are limited in their ability to make significant investments in us.

Investment companies regulated under the 1940 Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting shares (measured at the time of the acquisition), unless these funds comply with an exemption under the 1940 Act as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of investment company either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to this restriction. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

No Shareholder approval is required for certain mergers, except as required by law.

Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act and applicable law, as applicable, such mergers may not require Shareholder approval so investors will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per Share of the Company. These mergers may involve funds managed by affiliates of the Adviser. The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining Board control in the face of dissident Shareholders.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in the Company's offering documents and may shift our investment focus from the areas of expertise of the Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment in us.

Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.

As a result of the Annual Distribution Requirement (as defined below) to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. Under the 1940 Act, we may issue "senior securities," including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. Therefore, we intend to seek to continuously issue equity securities, which may lead to Shareholder dilution.

For U.S. federal income tax purposes, we will be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to qualify for or maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test that we are required to comply with as a BDC under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

As a BDC, under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our Shares, at a price below the current NAV per share if our Board, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our Shareholders, and our Shareholders, as well as those Shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities.

Risks Related to the Adviser and its Affiliates

Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process.

We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill and network of business contacts of the Adviser and Fortress to achieve our investment objectives. The Adviser will evaluate, negotiate, structure, execute, monitor and service our investments. Our success will depend to a significant extent on the continued service and coordination of the Adviser, including its key professionals. See "—The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us." The Adviser will also depend upon investment professionals to obtain access to deal flow generated by Fortress.

Our ability to achieve our investment objectives will also depend on the ability of the Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process and providing competent, attentive and efficient services to us will depend on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations. The Adviser may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment.

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty, or by the vote of a Majority of the Outstanding Shares of the Company or by the vote of our Independent Trustees. The Investment Advisory Agreement is generally terminable at any time, without penalty, by the Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of our Shareholders and the Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under any indebtedness and to pay distributions, are likely to be adversely affected, and the value of our Shares may decline.

In addition, the Adviser depends on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

The ability of the Company to achieve its investment objectives will be highly dependent upon the skills of the Adviser in analyzing, acquiring, originating and managing the Company’s assets. As a result, the Company is dependent on the experience and expertise of certain individuals associated with the Adviser, any of whom may cease to be associated with the Adviser at any point. The loss of one or more of these individuals could have a material adverse effect on the ability of the Company to achieve its investment objectives. In particular, the Company is highly dependent on the involvement of Jack Neumark, Drew McKnight, Aaron Blanchette, Brian Stewart, Tim Sloan and Andy Frank and in its investment activities. If fewer than three of the Key Persons and/or any additional or replacement person approved by the Board, including a majority of the Independent Trustees, remain actively involved in the management and affairs of the Company, a Key Person Event will occur; provided, that the Adviser will have the right during the Suspension Period to replace one or more Key Persons with one or more individuals approved by the Board, including a majority of the Independent Trustees, to address the occurrence of a Key Person Event. In the event of a Key Person Event, the Company shall promptly provide concurrent notice to all Shareholders in a manner consistent with its obligations under the U.S. federal securities laws, and the making of new investments shall be suspended until the earlier of (i) the one hundred twentieth (120th) calendar day following the date that the Key Person Notice is provided and (ii) the day on which a replacement person for such Key Person (or Key Persons, as applicable) is approved by the Adviser and the Board, including a majority of the Independent Trustees; provided, that, during a Suspension Period, a majority of Shareholders may elect to end the Suspension Period (in which case the making of new investments shall resume immediately following such election). For the avoidance of doubt, during a Suspension Period, the Company may issue drawdowns and utilize its assets to (i) pay Company expenses, (ii) complete any proposed investment (including any follow-on investment and investments pursuant to an investment commitment (in each case with respect to investments in portfolio companies in which the Company was invested as of the date of the Key Person Event) for which the Adviser has, on behalf of the Company, made a commitment, placed a bid (whether binding or not) in a competitive bidding situation or entered into a letter of intent, term sheet, memorandum of understanding or other similar document (whether or not such document created a legally binding obligation to proceed with such investment) or a definitive agreement to proceed with such transaction (collectively, "Actively Pursued Potential Investments") if such Actively Pursued Potential Investment was being actively pursued as of the date of such Key Person Event, (iii) fund any guaranteed obligations and/or (iv) as otherwise necessary for the Company to preserve its tax status. Upon the completion of a Suspension Period, if not already completed, the Board, including a majority of the Independent Trustees, will oversee the appointment of Key Persons and the resumption of the Company’s suspended investment operations. The Key Persons have undertaken to, in their own business judgment, be actively involved in the management and affairs of the Company.

In addition, individuals not currently associated with the Adviser may become associated with the Adviser and the performance of the Company may also depend on the experience and expertise of such individuals.

Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage.

The Incentive Fee payable by us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to investments made by us, which allow the Adviser to earn increased Management Fees and Incentive Fees. The way in which the Incentive Fee is determined may encourage the Adviser to use leverage to increase the leveraged return on our investment portfolio.

The "catch-up" portion of the Incentive Fee may encourage our Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also will remain obligated to pay Management Fees and Incentive Fees to our Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our Shareholders will bear his or her share of the Management Fees and Incentive Fees of our Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of our defaulting on our borrowings, which would be detrimental to holders of our securities.

The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us.

The Adviser and its affiliates may, from time to time, manage assets for funds and accounts other than us. While the Adviser and its affiliates will seek to manage potential conflicts of interest in good faith, the portfolio strategies employed by the Adviser and its affiliates in managing its other funds and accounts could conflict with the transactions and strategies employed by the Adviser in managing us and may affect the prices and availability of investments. The Adviser and its affiliates may, from time to time, give advice and make investment recommendations to other affiliate-managed investment vehicles that differ from advice given to, or investment recommendations made to, us, even though their investment objectives may be the same or similar to ours. Other affiliate-managed investment vehicles, whether now existing or created in the future, could compete with us for the purchase and sale of investments.

With respect to the allocation of investment opportunities among us and other affiliated funds and accounts, the ability of the Adviser to recommend such opportunities to us may be restricted by applicable laws or regulatory requirements (including the 1940 Act) and the Adviser will allocate investment opportunities and realization opportunities between us and other affiliated funds and accounts in a manner that is consistent with the Adviser’s Allocation Policy, which may be amended from time to time, designed to ensure allocations of opportunities are made over time on a fair and equitable basis. The outcome of any allocation determination by the Adviser and its affiliates may result in the allocation of all or none of an investment opportunity to us. Fortress’s allocation of investment opportunities among us and other affiliated investment funds and accounts in the manner discussed above may not result in proportional allocations, and such allocations may be more or less advantageous to some relative to others.

To the extent the Company and such other funds and accounts invest in the same portfolio investments, actions taken by the Adviser or its affiliates on behalf of such other funds and accounts may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held. Conflicts may also arise because portfolio decisions regarding our portfolio may benefit such funds and accounts. On the other hand, such funds and accounts may pursue or enforce rights with respect to one of our portfolio companies, and those activities may have an adverse effect on us. As a result, prices, availability, liquidity and terms of our investments may be negatively impacted by the activities of such funds and accounts, and transactions for us may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case.

In addition, a conflict of interest exists to the extent the Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in the Adviser’s or its affiliates’ employee benefit plans. In these circumstances, the Adviser has an incentive to favor these other investment companies or accounts over us. The Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest and their use of service providers.

Conflicts of interest may exist with respect to the Adviser’s selection of brokers, dealers, transaction agents, counterparties and financing sources for the execution of our transactions. When engaging these services, the Adviser may, subject to best execution, take into consideration a variety of factors, including, to the extent applicable, the ability to achieve prompt and reliable execution, competitive pricing, transaction costs, operational efficiency with which transactions are effected, access to deal flow and precedent transactions, and the financial stability and reputation of the particular service provider, as well as other factors that the Adviser deems appropriate to consider under the circumstances. Service providers and financing sources may provide other services that are beneficial to the Adviser and their affiliates, but that are not necessarily beneficial to us, including capital introductions, other marketing assistance, client and personnel referrals, consulting services, and research-related services. These other services and items may influence the Adviser’s selection of service providers and financing sources.

In addition, the Adviser or an affiliate thereof may exercise its discretion to recommend to a business in which we have made an investment, that it contract for services with (i) the Adviser or a related person of the Adviser (which may include a business in which we have made an investment); (ii) an entity with which the Adviser or its affiliates and their employees has a relationship or from which the Adviser or its affiliates otherwise derives financial or other benefit, including relationships with joint venturers or co-venturers, or relationships where personnel of the Adviser or its affiliates are seconded, or from which the Adviser or its affiliates receives secondees; or (iii) certain investors (including Shareholders) or their affiliates. Such relationships may influence decisions that Adviser makes with respect to us. Although the Adviser and its affiliates select service providers that it believes are aligned with our operational strategies and will enhance portfolio company performance and, relatedly, our returns, the Adviser has a potential incentive to make recommendations because of its or its affiliates’ financial or other business interest. There can be no assurance that no other service provider is more qualified to provide the applicable services or could provide such services at lesser cost.

The Adviser and its affiliates’ personnel will work on other projects and conflicts may arise in the allocation of personnel between us and other funds, accounts or projects.

Our Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, the Adviser’s personnel, as well as the personnel of Fortress, will work on matters related to other funds and accounts. Employees of affiliates of the Adviser may also serve as trustees, or otherwise be associated with, companies that are competitors of businesses in which we have made investments. These businesses may also be counterparties or participants in agreements, transactions, or other arrangements with businesses in which other affiliated investment vehicles have made investments that may involve fees and/or servicing payments to the Adviser or its affiliates.

In addition, the Adviser and its affiliates may also, from time to time, employ employees of its affiliates with pre-existing ownership interests in businesses owned by us; conversely, former employees of the Adviser and/or its affiliates are expected, from time to time, to serve in significant management roles at businesses or service providers recommended by the Adviser. In such capacity, this may give rise to conflicts to the extent that an employee’s fiduciary duties to such business may conflict with our interests, but, because the Adviser and/or affiliates will generally have made a significant investment in such business, it is expected that such interests will generally be aligned.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

We, directly or through the Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. The Adviser, including its investment personnel, may come into possession of material, non-public information through its members, officers, trustees, employees, principals or affiliates. The possession of such information may, to our detriment, limit the ability of us and the Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by the Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of the Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with the Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Adviser.

We will be obligated to pay the Adviser an Incentive Fee even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

The Investment Advisory Agreement entitles the Adviser to receive an Incentive Fee that is based on our Pre-Incentive Fee Net Investment Income regardless of any capital losses. In such case, we may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any Incentive Fee payable by us that relates to Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (payment-in-kind ("PIK") income). PIK income will be included in the Pre-Incentive Fee Net Investment Income used to calculate the incentive fee to the Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse us for any part of the Incentive Fee it received that was based on accrued interest income that we never receive as a result of a subsequent default.

The quarterly Incentive Fee on income is recognized and paid without regard to: (i) the trend of Pre-Incentive Fee Net Investment Income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our Independent Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of the Board and, in some cases, the SEC. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, including other funds or clients advised by the Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our outstanding voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates or anyone who is under common control with us. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.

We and certain of our affiliates have received, exemptive relief from the SEC that we intend to rely on to permit us to co-invest with other funds and accounts managed by the Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally expect to be permitted to co-invest with certain of our affiliates pursuant to the conditions of the Co-Investment Exemptive Order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where a Fortress Managed Account has a pre-existing investment in an issuer in which the Company and the Fortress Managed Accounts will co-invest, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that, in relevant part (i) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Shareholders of the Company and do not involve overreaching of the Company or its Shareholders on the part of any person concerned; (ii) the proposed transaction is consistent with the interests of the Company’s Shareholders and the Company’s policy as recited in filings made by the Company with the SEC and the Company’s reports to Shareholders; and (iii) the Company’s Trustees record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings.

In addition to co-investing pursuant to the exemptive relief, we may invest alongside affiliates or their affiliates in certain circumstances where doing so is consistent with applicable law and current regulatory guidance. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.

In situations when co-investment with the Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief granted to us by the SEC, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.

We may make investments that could give rise to a conflict of interest.

We generally do not expect to invest in, or hold securities of, companies that are controlled by an affiliate and/or an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions the Adviser may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by the Adviser may differ from those rendered to their other clients.

The Adviser and its affiliates may, from time to time, give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

The Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Adviser will not assume any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its trustees, officers, shareholders, members, agents, employees, controlling persons, and any Affiliated Person (as defined in the 1940 Act) of the Adviser are not liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We will also agree to indemnify, defend and protect the Adviser and its trustees, officers, shareholders, members, agents, employees, controlling persons and any Affiliated Person of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither the Adviser nor any of its affiliates, trustees, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of its office. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See "— Risks Related to the Adviser and its Affiliates — Our fee structure may create a conflict of interest due to the incentives for the Adviser to make speculative investments or use substantial leverage."

Investment by Fortress employees in the Company may lead to conflicts of interest.

Employees of Fortress, including members of the Investment Committee, are permitted to invest, and at times may invest significantly, in Fortress funds, including the Company. Such investments can operate to align the interests of Fortress and their employees with the interests of the Fortress funds and their investors, but will also give rise to conflicts of interest as such employees can have an incentive to favor the Fortress funds in which they participate or from which they are otherwise entitled to share in returns or fees. Further, from time to time, employees of Fortress, or members of their families, could have an interest in a particular transaction, or in securities or other financial instruments of the same kind or class, or a different kind or class, of the same obligor or issuer, that Fortress directs for a Fortress Managed Account, including the Company.

The Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on the Adviser, and thus, us.

A number of U.S. states and municipal pension plans have adopted so-called "pay-to-play" laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If the Adviser or its affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on the Adviser, and thus, us.

There are risks associated with any potential merger with or purchase of assets of another fund.

The Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by the Adviser or its affiliates (including another BDC). We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of us and our Shareholders, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of trustees and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Our Administrator can resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. In addition, the Administration Agreement shall automatically terminate upon the termination of the Investment Advisory Agreement. If our Administrator resigns or the Administration Agreement is terminated, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Shares may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Any Sub-Administrator that the Administrator engages to assist the Administrator in fulfilling its responsibilities could resign from its role as Sub-Administrator, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

The Administrator has retained SEI Global Services, Inc. as the Sub-Administrator to provide administrative and accounting services. If such Sub-Administrator resigns, it may be difficult to find a new Sub-Administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Shares may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Investments

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), which may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. In addition, other government actions, including sanctions, export controls, tariffs and trade wars, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Additionally, the U.S. Government imposes economic sanctions and trade restrictions against certain countries and persons from time to time. If the U.S. Government imposes such tariffs, sanctions, trade restrictions, or other measures against products and materials, it could have a material adverse impact on our business, financial condition, and results of operations. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. We will continue to monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.

Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Volatility and dislocation in the capital markets can create a challenging environment in which to raise or access equity or debt capital. Such conditions could make it difficult to extend the maturity of or refinance any future indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may continue to be at a higher cost, including as a result of the current interest rate environment, and on unfavorable terms and conditions. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make commitments to our portfolio companies. Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our future investments. While most of our investments are not expected to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Our investments in portfolio companies may be risky, and we could lose all or part of our investments.

We invest in directly originated senior secured loans to middle-market companies domiciled in the United States. The Company’s portfolio will consist primarily of direct originations of (i) first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, (ii) second lien senior secured debt and unsecured loans. The Company’s investments may be accompanied by junior debt and/or equity or equity-related investments, including common stock, preferred stock, securities convertible into common stock and/or warrants. The securities in which we intend to invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than "Baa3" by Moody’s Investor Service, Inc. or lower than "BBB-" by Standard & Poor’s Rating Services), which is often referred to as "junk" or "high yield". These "junk" or "high yield" securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid. In addition, some of the loans in which we may invest may be "covenant-lite" loans. We use the term "covenant-lite" loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, "covenant-lite" loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in "covenant-lite" loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt, including First Lien Debt. When we make a secured debt investment, we will generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

"Last out" First Lien Loans. "Last out" first lien loans have secondary priority behind super senior "first out" first lien loans in the collateral securing the loans in certain circumstances. The arrangements for a "last out" first lien loan are set forth in an "agreement among lenders," which provides lenders with "first out" and "last out" payment streams based on a single lien on the collateral. Since the "first out" lenders generally have priority over the "last out" lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the "last out" lenders bear a greater risk than leaders than the "first out" lenders or lenders in standalone first lien loans.

Unitranche Loans. "Unitranche" loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In some instances, we may find another lender to provide the "first-out" portion of such loan and retain the "last-out" portion of such loan, in which case, the "first-out" portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the "last-out" portion that we would continue to hold. This may result in an above average amount of risk and loss of principal. In exchange for the greater risk of loss, the "last-out" portion generally earns a higher interest rate than the "first-out" portion.

Unsecured Debt, including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal. We use the term "mezzanine" to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Preferred Shares. To the extent we invest in preferred securities, we may incur particular risks, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for U.S. federal income tax purposes before we receive such distributions;
•
preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore are subject to greater credit risk than more senior debt instruments; and generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board; generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

In addition, our investments will generally involve a number of significant risks, including:

•
the companies in which we intend to invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•
the companies in which we intend to invest typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
the companies in which we intend to invest are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
the companies in which we intend to invest generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
the debt investments we intend to have in our portfolio generally will have a significant portion of principal due at the maturity of the investment, which would result in a substantial loss to us if such borrowers are unable to refinance or repay their debt at maturity;
•
our executive officers, directors and Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
the companies in which we intend to invest generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover the companies in which we invest may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our Shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in "last out" pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the "first out" piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.

While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless. There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly-issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

"Covenant-lite" Obligations. We may invest in, or obtain exposure to, obligations that may be "covenant-lite," which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.

Restructurings. Investments in companies operating in workout or bankruptcy modes present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including:

•
such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•
such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•
such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•
there is generally little public information about these companies and their financial information, they are not subject to the reporting requirements of the Exchange Act and other regulations that govern public companies and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;
•
our executive officers, Trustees and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•
such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness, including any debt securities held by us, upon maturity.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although equity securities, including common stock, have historically generated higher average total returns than fixed income securities over the long term, equity securities also have experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to the Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our Shareholders will bear his or her share of the Management Fee and Incentive Fee due to the Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient, or if the portfolio company has debt that ranks equally with, or senior to, our investments.

To attempt to mitigate credit risks, we intend to take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

Where a portfolio company defaults on a secured loan, we will only have recourse to the assets collateralizing the loan. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. If the underlying collateral value is less than the loan amount, we will suffer a loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. For example, certain debt investments that we will make in portfolio companies will be secured on a second priority lien basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, any holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the first priority or second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the first priority or second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and our portfolio company may not have sufficient assets to pay all equally ranking credit even if we hold senior, first-lien debt. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to the portfolio company.

In addition, we may make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to "equitable subordination." This means that depending on the facts and circumstances, including the extent to which we actually provided significant "managerial assistance," if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

Certain of our investments may be adversely affected by laws relating to fraudulent conveyance or voidable preferences, or we could become subject to lender liability claims.

Certain of our investments could be subject to federal bankruptcy law and state fraudulent transfer laws, which vary from state to state, if the debt obligations relating to certain investments were issued with the intent of hindering, delaying or defrauding creditors, if we were deemed to have provided managerial assistance to that portfolio company or a representative of Fortress or the Adviser sat on the board of trustees of such portfolio company, or, in certain circumstances, if the issuer receives less than reasonably equivalent value or fair consideration in return for issuing such debt obligations. If the debt proceeds are used for a buyout of stockholders, this risk is greater than if the debt proceeds are used for day-to-day operations or organic growth. If a court were to find that the issuance of the debt obligations was a fraudulent transfer or conveyance, the court could re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors, void or otherwise refuse to recognize the payment obligations under the debt obligations or the collateral supporting such obligations, or require us to repay any amounts received by us with respect to the debt obligations or collateral. In the event of a finding that a fraudulent transfer or conveyance occurred, we may not receive any repayment on such debt obligations.

In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies if they so request upon our offer), we may be subject to allegations of lender liability.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We will be subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity. This risk will be more acute when interest rates decrease, as we may be unable to reinvest at rates as favorable as when we made our initial investment.

If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from our investments and offerings, including the Offering, will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as Management Fee, Incentive Fee, other expenses and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to RICs, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our Shareholders. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our Shareholders.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by the exposure to environmental conditions such as droughts, famines, floods, storms, wildfires and other climate change and environmental-related events. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S. dollar denominated investments.

Our investment strategy contemplates potential investments in securities of non-U.S. companies to the extent permissible under the 1940 Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.

Although most of our investments are expected to be denominated in U.S. dollars, our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission ("CFTC") and the SEC may affect our ability to use over-the-counter ("OTC") derivatives for hedging purposes.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the CFTC and the SEC have issued rules to implement broad new regulatory requirements and broad new structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.

Engaging in OTC derivatives or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of "commodity pool" under the Commodity Exchange Act and related CFTC regulations. The Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in such OTC derivatives transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. We intend to operate in a manner to be able to rely on the exclusion from the definition of commodity pool operator provided in Rule 4.5 under the Commodity Exchange Act.

The Dodd-Frank Act also imposed requirements relating to real-time public and regulatory reporting of OTC derivative transactions, enhanced documentation requirements, position limits on an expanded array of commodity-based transactions, recordkeeping requirements, mandatory margining of certain OTC derivatives and mandatory central clearing and swap execution facility ("SEF") execution of certain OTC derivatives. At present, certain interest rate derivatives and index credit derivatives are subject to mandatory central clearing and SEF execution. Taken as a whole, these changes could significantly increase the cost of using OTC derivatives to hedge risks, including interest rate and foreign exchange risk; reduce the level of exposure we are able to obtain for risk management purposes through OTC derivatives (including as the result of the CFTC imposing position limits on additional products); reduce the amounts available to us to make non-derivatives investments; impair liquidity in certain OTC derivatives; and adversely affect the quality of execution pricing obtained by us, all of which could adversely impact our investment returns.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the 1940 Act impacts the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives and certain other related instruments and do not qualify as a "limited derivatives user" are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. We operate and qualify as a "limited derivatives user" and have adopted compliance policies to monitor our derivatives exposure under Rule 18f-4.

As noted herein, we may enter into long and short positions in all types of swaps, including total return swaps, rate of return swaps, credit default swaps (including index credit default swaps) and interest rate swaps. We may also enter into long and short positions in credit linked securities, which is a form of credit derivative structured as a security with an embedded credit default swap. Credit-linked securities and OTC credit default swaps are bilateral agreements between two parties that transfer a defined credit risk from one party to another.

Derivatives transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular derivative transaction necessarily depend upon the terms of the transaction and our circumstances. In general, however, all derivative transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk. Highly customized swaps transactions in particular may increase liquidity risk. Highly leveraged transactions generally experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor. In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction generally is modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for us to modify, terminate or offset our obligations under a swap or our exposure to the risks associated with a swap prior to its scheduled termination date.

We may enter into transactions involving privately negotiated off-exchange derivative instruments, including total return swaps and other derivative instruments. There can be no assurance that a liquid secondary market will exist for any particular derivative instrument at any particular time, including for those derivative instruments that were originally categorized as liquid at the time they were acquired by us. In volatile markets, we may not be able to close out a position without incurring a significant amount of loss. Although OTC derivative instruments are designed to be tailored to meet particular financing needs and, therefore, typically provide more flexibility than exchange-traded products, the risk of illiquidity is also greater as these instruments can generally be closed out only by negotiation with the other party to the instrument. OTC derivative instruments, unlike exchange-traded instruments, are not guaranteed by an exchange or clearinghouse, and thus are generally subject to greater credit risks. In addition, we may not be able to convince its counterparty to consent to an early termination of an OTC derivative contract or may not be able to enter into an offsetting transaction to effectively unwind the transaction. Such OTC derivative contracts generally are not assignable except by agreement between the parties concerned, and a counterparty typically has no obligation to permit such assignments. Even if our counterparty agrees to early termination of such OTC derivatives at any time, doing so may subject us to certain early termination charges.

We may enter into reverse repurchase agreements. When we enter into a reverse repurchase agreement, we will sell an asset and concurrently agree to repurchase such asset (or an equivalent asset) at a date in the future at a price roughly equal to the original purchase price plus a negotiated interest rate. In the event of the insolvency of the counterparty to a repurchase agreement or reverse repurchase agreement, recovery of the repurchase price owed us or, in the case of a reverse repurchase agreement, the assets sold by us, may be delayed. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage and may impact the amount of leverage available to us as a BDC. If we reinvest the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, entering into the agreement may adversely affect our returns.

Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

As part of our lending activities, we may in certain opportunistic circumstances originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Any such investment would involve a substantial degree of risk. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower. In addition, to the extent we invest in "covenant-lite" loans, we may have fewer rights against a borrower. See "— Our investments in portfolio companies may be risky, and we could lose all or part of our investments."

Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Beyond the asset diversification requirements associated with our expected qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification. While we are not targeting any specific industries, our investments may be focused on relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•
will have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•
may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and may instead, trade on a privately negotiated OTC secondary market for institutional investors. These OTC secondary markets may be inactive during an economic downturn or a credit crisis and in any event often have lower volumes than publicly traded securities even in normal market conditions. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. If there is no readily available market for these investments, we will be required to carry these investments at fair value as determined by our Adviser. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of its affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction under the 1940 Act. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We will therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of the Adviser) may hold a larger number of investments, greater demands will be placed on the Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Certain investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis.

Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until the Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, the Adviser may rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we will be limited in our ability to do so by compliance with BDC requirements in order to maintain our RIC status, once elected, or otherwise. Our ability to make follow-on investments may also be limited by the Adviser’s Allocation Policy. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.

The prices of the debt instruments and other securities in which we invest may decline substantially.

Due to market forces or supply/demand imbalances, the prices of the debt instruments and other securities in which we invest may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be "undervalued" or "discounted" levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such "spread widening" risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests.

Because our business model in the future may depend to an extent upon relationships with private equity sponsors and intermediaries, the inability of the Adviser or Fortress to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If the Adviser, Fortress or their affiliates fail to maintain their existing relationships or develop new relationships with sponsors or other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser, Fortress or their affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.

Although we expect that most of our investments will not be rated by rating agencies, we expect that some investments will be rated instruments. Rating agencies rate debt securities based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt securities. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. While we may give some consideration to ratings, ratings may not be indicative of the actual credit risk of our investments in rated instruments.

We may be liable for unfunded pension liabilities of our portfolio companies.

In at least one circuit, a court found that, in certain circumstances, an investment company could be treated as a "trade or business" for purposes of determining pension liability under the U.S. Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Therefore, where an investment company owns 80% or more (or, possibly, under certain circumstances, less than 80%) of a portfolio company, such company (and any other 80%-owned portfolio companies of such investment company) might be found liable for certain pension liabilities of such a portfolio company to the extent the portfolio company is unable to satisfy such liabilities. The Company may, from time to time, own an 80% or greater interest in a portfolio company that has unfunded pension fund liabilities. If the Company (or other 80%-owned portfolio companies of the Company) were deemed to be liable for such pension liabilities, this could have a material adverse effect on the operations of the Company and the companies in which the Company invests. This discussion is based on current court decisions, statutes and regulations regarding control group liability under ERISA as in effect as of the date of this Form 10-K, which may change in the future as the case law and guidance develops.

To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include original issue discount ("OID") and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with GAAP and taxable income prior to receipt of cash, including the following:

•
OID instruments may have unreliable reported income because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•
For GAAP purposes, cash distributions to Shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the Shareholders, the 1940 Act does not require that Shareholders be given notice of this fact;
•
The presence of OID and PIK creates the risk of non-refundable cash payments to the Adviser in the form of Incentive Fees on income based on non-cash OID and PIK accruals that may never be realized;
•
In the case of PIK, "toggle" debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing Incentive Fees;
•
The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;
•
The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments; and
•
Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

We may not be able to realize expected returns on our invested capital.

We may not realize expected returns on our investment in a portfolio company due to changes in the portfolio company’s financial position or due to an acquisition of the portfolio company. If a portfolio company repays our loans prior to their maturity, we may not receive our expected returns on our invested capital. Many of our investments are structured to provide a disincentive for the borrower to pre-pay or call the security, but this call protection may not cover the full expected value of an investment if that investment is repaid prior to maturity.

Middle-market companies operate in a highly acquisitive market with frequent mergers and buyouts. If a portfolio company is acquired or merged with another company prior to drawing on our commitment, we would not realize our expected return. Similarly, in many cases companies will seek to restructure or repay their debt investments or buy our other equity ownership positions as part of an acquisition or merger transaction, which may result in a repayment of debt or other reduction of our investment.

Any acquisition or strategic investments that we pursue are subject to risks and uncertainties.

We may pursue growth through acquisitions or strategic investments in new businesses. Completion and timing of any such acquisitions or strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.

Acquisitions could involve numerous additional risks, such as unanticipated litigation, unexpected costs, liabilities, charges or expenses resulting from a transaction, the inability to generate sufficient revenue to offset acquisition costs and any changes in general economic or industry specific conditions. There can be no assurance that the integration of an acquired business will be successful or that an acquired business will prove to be profitable or sustainable. The failure to integrate successfully or to manage the challenges presented by an integration process may adversely impact our financial results. In addition, the proposal and negotiation of acquisitions or strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

We may be required to obtain various state licenses to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. We cannot assure investors that we will maintain or obtain all of the licenses that we need on a timely basis. We will also be subject to various information and other requirements to maintain and obtain these licenses, and we cannot assure investors that we will satisfy those requirements. Our failure to maintain or obtain licenses that we require, now or in the future, might restrict investment options and have other adverse consequences.

We may not be able to complete certain desired investments because such investments may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

Given that Fortress and the Company qualify as Foreign Persons for purposes of CFIUS under the CFIUS Regulations, certain investments made by the Company may be subject to review under CFIUS Regulations.

As a result of such review, the Company may be restricted or prohibited by CFIUS Regulations from making certain investments in U.S. businesses or disposing of certain investments in U.S. businesses based on national security concerns. If the Company is permitted to make such investments, the CFIUS Regulations may place restrictions, obligations or conditions on these investments. Furthermore, other U.S. regulatory bodies may also impose ownership, governance and/or control restrictions on investments by non-U.S. persons, resulting in limitations on the structure through which investments may be held.

It is expected that investors that are Foreign Persons (including Foreign Persons that are affiliates, partners, members, shareholders, officers, directors and employees of Fortress) will be restricted from (among other things) accessing, or having governance rights that allow influence over the safekeeping or release of, personally identifiable information (PII), protected health information (PHI) or other similar information in respect of the Company’s investments in the possession of Fortress (or otherwise), or from controlling the Company’s investments, in each case, as determined by Fortress in its discretion and in a manner consistent with its obligations under the letter and spirit of the CFIUS Regulations.

The Adviser and our Board will be authorized, without the consent of any person, including any shareholder, to take such action as it reasonably determines to be necessary or advisable to comply with or reduce risk arising under the CFIUS Regulations.

Additionally, other countries have implemented (or are in the process of implementing) similar "foreign ownership" regulations that may require governmental approval prior to an investment by the Company, limit the amount of investment by the Company in a particular company, asset or sector or restrict investment by the Company to a specific class of securities of a company that have less advantageous terms than the classes available for purchase by nationals. Certain countries may also require Fortress or the Adviser to obtain additional information from its shareholders or investors in connection with a particular investment. If such information is not obtained or provided, the Company may not be able to complete an investment, may be required to dispose of an investment or may be subject to other adverse consequences as a result.

Any or all of the above factors could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects, and there can be no assurance that Fortress will be able to (i) obtain all regulatory approvals or agreements with CFIUS that may be required by or warranted pursuant to CFIUS Regulations or otherwise that it does not yet have or that it may require in the future, (ii) obtain any necessary modifications to existing regulatory approvals or agreements with CFIUS, or (iii) maintain required regulatory approvals or agreements with CFIUS. Regulatory impacts on the Company or a delay in obtaining or failure to obtain any regulatory approvals required by the CFIUS Regulations or otherwise, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could result in an adverse effect on the Company and require attention and resources of Fortress and its executive officers that might otherwise be devoted to the Company.

Risks Related to an Investment in our Shares

Investing in our Shares involves a high degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options, including volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance.

The amount of any distributions we may make on our Shares is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per Share, if any, may not grow over time, and our distributions per Share may be reduced. We have not established any limit on the extent to which we may use borrowings, if any, and proceeds from our Offering to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly basis and pay such distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, Delaware law and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our Shareholders in the future.

Our Shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our Shareholders will have limited liquidity.

Our Shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our Shares are not registered under the Securities Act, or any state securities law and will be restricted as to transfer by law. Shareholders generally may not sell, assign or transfer their shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. At the discretion of the Board and beginning no later than 12 months following the date on which we made the BDC Election, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

A Shareholder’s interest in us will be diluted if we issue additional Shares, which could reduce the overall value of an investment in us.

Our Shareholders do not have preemptive rights to purchase any shares we issue in the future. Our Declaration of Trust authorizes us to issue an indefinite number of Shares. To the extent we issue additional Shares at or below NAV, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your Shares.

As a BDC, pursuant to the 1940 Act, we are generally prohibited from issuing or selling our Shares at a price below their NAV, which may be a disadvantage as compared with certain public companies. We may, however, sell our Shares, or warrants, options, or rights to acquire our Shares, at a price below the current NAV if our Board, including a majority of the Independent Trustees, determines that such sale is in our best interests and the best interests of our Shareholders, and our Shareholders, including a majority of those Shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Shares or securities convertible into, or exchangeable for, our Shares, then the percentage ownership of our Shareholders at that time will decrease and you will experience dilution. Depending on the terms and pricing of such offerings and the value of our investments, you may also experience dilution in the NAV and fair value of your Shares.

Our Board may amend our Declaration of Trust without prior Shareholder approval.

So long as an amendment to our Declaration of Trust does not materially alter or change the powers, preferences, or special rights of our Shares so as to affect them adversely, our Board may, without Shareholder vote, subject to applicable federal and state law and certain exceptions, amend or otherwise supplement our Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board upon notice of our first annual meeting of Shareholders, to require super-majority approval of transactions with significant Shareholders or other provisions that may be characterized as anti-takeover in nature.

Certain provisions of our Declaration of Trust and actions of the Board could deter takeover attempts and have an adverse impact on the value of our Shares.

Our Declaration of Trust, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Declaration of Trust, prior to the earlier of (a) a listing of any class of the Company’s shares on a national securities exchange, if any, and (b) the date of notice of the Company’s first annual meeting of Shareholders, each Trustee will hold office for an unlimited term. Upon the occurrence of one of the events listed above, the Board will be divided into three classes and Trustees of each class will hold office for terms ending at the third annual meeting of Shareholders after their election and when their respective successors are elected and qualify. This could prevent Shareholders from removing a majority of trustees in any given election. Additionally, the Board may, without Shareholder action, authorize the issuance of Shares in one or more classes or series, including shares of preferred shares. Our Board will also have the exclusive power to alter, amend or repeal our Bylaws. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our Shares the opportunity to realize a premium over the value of our Shares.

The NAV of our Shares may fluctuate significantly.

The NAV of our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•
loss of RIC tax treatment or BDC status;
•
distributions that exceed our net investment income and net income as reported according to GAAP;
•
changes in our earnings or variations in our operating results;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of the Adviser or certain of its key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Shareholders will experience dilution in their ownership percentage if they do not elect to reinvest their distributions.

All distributions declared in cash payable to Shareholders will generally be automatically reinvested in Shares of the applicable class of our Shares held by the Shareholder, unless otherwise elected by the Shareholder. As a result, Shareholders that do not elect to reinvest their distributions may experience dilution over time.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your Shares, to suspend the program, and to cease repurchases.

Our Board may not adopt a share repurchase program, and if such a program is adopted, the Board, including a majority of the Independent Trustees, may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your Shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our Shareholders.

In the event you choose to participate in our share repurchase program, you will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the Shares being repurchased will be on the repurchase date. Although Shareholders will have the ability to withdraw their repurchase request prior to the repurchase date, to the extent a Shareholder seeks to sell Shares to us as part of our periodic share repurchase program, the Shareholder will be required to do so without knowledge of what the repurchase price of our Shares will be on the repurchase date.

If we issue preferred shares or convertible debt securities, the NAV of our Shares may become more volatile.

We cannot assure you that the issuance of preferred shares and/or convertible debt securities would result in a higher yield or return to our Shareholders. The issuance of preferred shares, debt securities or convertible debt would likely cause the NAV of our Shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to our Shareholders would be reduced. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of Shares than if we had not issued the preferred shares or convertible debt securities. Any decline in the NAV of our investment would be borne entirely by our Shareholders. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to our Shareholders than if we were not leveraged through the issuance of preferred shares or debt securities. This decline in NAV would also tend to cause a greater decline in the market price, if any, for our Shares.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred shares, debt securities or convertible debt. In addition, we would pay (and our Shareholders would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, convertible debt, or any combination of these securities. Holders of preferred shares or convertible debt may have different interests than our Shareholders and may at times have disproportionate influence over our affairs.

Preferred shares could be issued with rights and preferences that would adversely affect our Shareholders, including the right to elect certain members of the Board and have class voting rights on certain matters.

Under the terms of our Declaration of Trust, the Board is authorized to issue shares of preferred shares in one or more classes or series without Shareholder approval, which could potentially adversely affect the interests of existing Shareholders. For example, the 1940 Act requires that holders of preferred shares must be entitled as a class to elect two Trustees at all times and to elect a majority of the Trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of distributions or dividends, as applicable, to the holders of our Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, if any, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Shareholders will likely have conflicting interests with respect to their investments in the Company.

Shareholders will likely have conflicting investment, tax, and other interests with respect to their investments in the Company, including conflicts relating to the structuring of loans and investment acquisitions and dispositions. As a consequence, conflicts will from time to time arise in connection with decisions made by the Adviser regarding an investment that may be more beneficial to one Shareholder than another, especially with respect to tax matters. The results of the Company’s investment activities will affect individual Shareholders differently, depending on their different situations. In structuring and completing investments, the Adviser generally will consider the investment and tax objectives of the Company and its Shareholders as a whole, not the investment, tax, or other objectives of any Shareholder individually. Thus, there can be no assurance that the structure of the Company or any of its investments will be tax efficient for any particular Shareholder or that any particular tax result will be achieved. In particular, the risk of Shareholders being subject to tax inefficiencies, including taxation under controlled foreign corporation rules in their jurisdiction, withholding tax or other taxation that may arise if certain requirements are not met, or tax timing disadvantages as a result of their participation in the Company may occur and will depend on the individual tax circumstances of each Shareholder.

Our Declaration of Trust provides that state and federal courts in the State of Delaware are the sole and exclusive forum for certain Shareholder litigation matters, which could limit our Shareholders’ ability to obtain a favorable or convenient judicial forum for disputes with us or our Trustees and officers.

Our Declaration of Trust provides that, each Trustee, each officer, each Shareholder and each person beneficially owning an interest in any of our Shares (whether through a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing or otherwise), to the fullest extent permitted by law, including Section 3804(e) of the Delaware Statutory Trust Act (the "Statutory Trust Act"), (i) irrevocably agrees that any claims, suits, actions or proceedings arising out of or relating in any way to us or our business and affairs, the Statutory Trust Act, this Declaration of Trust or the Bylaws or asserting a claim governed by the internal affairs (or similar) doctrine (including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (A) the provisions of this Declaration of Trust or the Bylaws, or (B) our duties (including fiduciary duties), obligations or liabilities to the Shareholders or the Trustees, or of officers or the Trustees to us, to the Shareholders or each other, or (C) the rights or powers of, or restrictions on, the Company, the officers, the Trustees or the Shareholders, or (D) any provision of the Statutory Trust Act or other laws of the State of Delaware pertaining to trusts made applicable to the Company pursuant to Section 3809 of the Statutory Trust Act, or (E) any other instrument, document, agreement or certificate contemplated by any provision of the Statutory Trust Act, this Declaration of Trust or the Bylaws relating in any way to the Company or (F) the federal securities laws of the United States, including, without limitation, the 1940 Act, or the securities or antifraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder (regardless, in every case, of whether such claims, suits, actions or proceedings (x) sound in contract, tort, fraud or otherwise, (y) are based on common law, statutory, equitable, legal or other grounds, or (z) are derivative or direct claims)), shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction, (ii) irrevocably submits to the exclusive jurisdiction of such courts in connection with any such claim, suit, action or proceeding, (iii) irrevocably agrees not to, and waives any right to, assert in any such claim, suit, action or proceeding that (A) it is not personally subject to the jurisdiction of such courts or any other court to which proceedings in such courts may be appealed, (B) such claim, suit, action or proceeding is brought in an inconvenient forum, or (C) the venue of such claim, suit, action or proceeding is improper, (iv) consents to process being served in any such claim, suit, action or proceeding by mailing, certified mail, return receipt requested, a copy thereof to such party at the address in effect for notices hereunder, and agrees that such service shall constitute good and sufficient service of process and notice thereof; provided, nothing in clause (iv) hereof shall affect or limit any right to serve process in any other manner permitted by law, and (v) irrevocably waives any and all right to trial by jury in any such claim, suit, action or proceeding. As a result, our Shareholders’ ability to obtain a favorable or convenient forum for disputes with us or our Trustees and officers may be limited.

In the event that any claim, suit, action or proceeding is commenced outside of the Court of Chancery of the State of Delaware in contravention of the Declaration of Trust, all reasonable and documented out of pocket fees, costs and expenses, including reasonable attorneys’ fees and court costs, incurred by the prevailing party in such claim, suit, action or proceeding shall be reimbursed by the non-prevailing party. Notwithstanding the foregoing, the exclusive forum provision in our Declaration of Trust does not apply to any claims brought under U.S. federal securities law, or the rules and regulations thereunder.

Special considerations for certain "benefit plan investors" and other employee benefit plans, accounts and arrangements subject to similar law.

We intend to conduct our affairs so that our assets should not be deemed to constitute "plan assets" under the Department of Labor regulations issued at 29 C.F.R. Section 2510.3-101, as modified by Section 3(42) of ERISA (the "Plan Asset Regulations"). In this regard, until such time as all classes of our Shares are considered "publicly offered securities" within the meaning of the Plan Asset Regulations, we intend either to limit investment in our Shares so that "benefit plan investors" hold less than 25% of the total value of each class of our Shares (calculated in accordance with the Plan Asset Regulations) or to operate the Company so as to qualify as an "operating company" (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, our assets were deemed to be "plan assets" of any Shareholder that is a "benefit plan investor" under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence, diversification, delegation of control and other fiduciary responsibility standards of ERISA to investments made by us, if any Shareholder is subject to ERISA, and (ii) the possibility that certain transactions in which we have engaged in or might seek to engage could constitute "prohibited transactions" under ERISA or Section 4975 of the Code. Accordingly, absent an exemption, we could be restricted from acquiring an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, if our assets were to be treated as including plan assets of a "benefit plan investor," the payment of certain of the fees and/or the allocation of certain of our returns to the Adviser or its affiliates might constitute prohibited transactions under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction may be subject to penalties and liabilities under ERISA and Section 4975 of the Code. In addition, the party in interest or disqualified person that has participated in the nonexempt prohibited transaction may be subject to excise taxes and other penalties and liabilities under ERISA and Section 4975 of the Code. These excise taxes, penalties and liabilities could be substantial.

The Adviser can take any action it determines in good faith so that our assets should not constitute "plan assets" for purposes of ERISA or Section 4975 of the Code. The Adviser’s authority to take such action includes the right to: (1) make structural, operating or other changes with respect to the Company; (2) make structural or other changes in any portfolio investment; (3) dissolve the Company; (4) cancel all or part of any Shareholder’s uncommitted capital commitment (if any); (5) require the Transfer or withdrawal, in whole or in part, of a Shareholder’s Shares; or (6) cause the Company to exercise its Limited Exclusion Right (as defined in the Subscription Agreement) to exclude a Shareholder from purchasing Shares from the Company if, in the sole discretion of the Company, there is a substantial likelihood that such Shareholder’s purchase of Shares would, among other things, cause the participation of "benefit plan investors" to be "significant" or our assets to be considered "plan assets" for the purposes of ERISA or Section 4975 of the Code.

The fiduciary of each prospective investor subject to ERISA, Section 4975 of the Code or other applicable laws or regulations that are similar to ERISA or Section 4975 of the Code ("Similar Laws") must independently determine whether our Shares are an appropriate investment for such investor, taking into account any fiduciary obligations under ERISA, Section 4975 of the Code or other Similar Laws and the facts and circumstances of each such investor. Prospective investors should consult with their own advisors as to the consequences of making an investment in us.

Certain Shareholders will be subject to Exchange Act filing requirements relating to their beneficial ownership of Shares.

Because the Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Shares will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, Shareholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each Shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our Shareholders who hold more than 10% of our Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

If Shareholders domiciled or having their registered office in the UK or the European Economic Area participate in the Offering, we may be subject to additional reporting, regulatory and compliance obligations pursuant to the AIFMD.

The Alternative Investment Fund Managers Directive (the "AIFMD") regulates the activities of certain private fund managers undertaking fund management activities or marketing fund interests to investors in the European Economic Area (the "EEA") and the UK respectively.

To the extent the Company is actively marketed to investors domiciled or having their registered office in the EEA or the UK: (i) the Company and the Adviser will be subject to certain reporting, disclosure and other compliance obligations under the AIFMD, which will result in the Company incurring additional costs and expenses; (ii) the Company and the Adviser may become subject to additional regulatory or compliance obligations arising under national law in certain EEA jurisdictions or the UK, which would result in the Company incurring additional costs and expenses or may otherwise affect the management and operation of the Company; (iii) the Adviser will be required to make detailed information relating to the Company and its investments available to regulators and third parties; and (iv) the AIFMD will also restrict certain activities of the Company in relation to EEA or UK portfolio companies, including, in some circumstances, the Company’s ability to recapitalize, refinance or potentially restructure a portfolio company within the first two years of ownership, which may in turn affect operations of the Company generally. In addition, it is possible that some jurisdictions will elect to restrict or prohibit the marketing of non-EEA funds to investors based in EEA jurisdictions, which may make it more difficult for the Company to raise its targeted amount of capital commitment.

The European Union is implementing a Directive to amend AIFMD ("AIFMD II"). AIFMD II will impose obligations including: (i) minimum substance considerations that EU regulators will need to take into account during the alternative investment fund manager (the "AIFM") authorization process; (ii) enhanced requirements around delegation, including additional reporting requirements in relation to delegation arrangements; (iii) new requirements applying to AIFMs managing funds that originate loans; (iv) increased investor pre-contractual disclosure requirements, notably around fees and charges; and (v) a prohibition on non-EU AIFMs and AIFs established in jurisdictions identified as "high risk" countries under the European Anti-Money Laundering Directive (as amended) or the revised EU list of non-cooperative tax jurisdictions. The final text of AIFMD II was published in the Official Journal of the European Union in March 2024, with AIFMD II due to be implemented by EU Member States from 2026. It is possible that AIFMD II may require additional costs, expenses and/or resources, as well as restricting or prohibiting certain activities, including in relation to loan-originating funds and managers or funds established in jurisdictions outside the EU identified as having anti-money laundering and/or tax failings.

Those Shareholders that are obligated to fund drawdowns may need to maintain a substantial portion of the amount of their unfunded capital commitments in assets that can be readily converted to cash.

Certain Shareholders may be obligated to fund drawdowns to purchase Shares based on their capital commitment made pursuant to subscription agreements entered into with the Company. To satisfy such obligations, Shareholders may need to maintain a substantial portion of their capital commitments in assets that can be readily converted to cash. Failure by a Shareholder to timely fund its capital commitment may result in some of its Shares being forfeited or subject the Shareholder to other remedies available to us. Please see Section 5 of the form of Subscription Agreement attached as an exhibit to this Form 10-K for additional details. Failure of a Shareholder to contribute its capital commitment could also cause us to be unable to realize our investment objectives. A default by a substantial number of Shareholders or by one or more Shareholders who have made substantial capital commitments would limit our opportunities for investment or diversification and would likely reduce our returns.

Shareholders who default on their capital commitments to us will be subject to significant adverse consequences.

Pursuant to the terms of the subscription agreements entered into between the Company and certain Shareholders, there are significant adverse consequences if a Shareholder defaults on its capital commitment to us. In addition to losing its right to participate in future drawdowns, a defaulting Shareholder may be forced to transfer its Shares to a third party for a price that is less than the NAV of such Shares.

Shareholders will bear varying total expenses and experience different returns, depending on whether their capital commitments are fully funded at the time their subscription agreements are accepted or drawn down over time by us.

Investors in the Offering will enter into subscription agreements with the Company pursuant to which they will agree to purchase Shares. We may allow certain Shareholders to fund their investment in the Company over time through drawdowns of their capital commitments, in lieu of fully funding their investment at one time on the date their subscription agreements are accepted. In addition, from time to time, although purchases pursuant to drawdown notices will generally be made pro rata among Shareholders who are funding drawdowns over time, we may only issue drawdown notices to certain Shareholders and require a purchase of Shares by such Shareholders in amounts determined by us. As a result, depending on when a Shareholder funds its investment, and when drawdown notices are issued by us over time, Shareholders will bear varying expenses and experience different returns.

Shareholders that fully fund their investment in connection with the acceptance of their subscription agreements may bear a disproportionately greater share of our expenses, including the Management Fee and any Incentive Fee, than Shareholders who have their capital commitment called over time. Conversely, Shareholders who fully fund their investment during periods where the Adviser has elected to assume Expense Payments pursuant to the Expense Support Agreement may bear a disproportionately lesser share of our expenses than Shareholders whose capital is called during periods where the Adviser is not bearing those Expense Payments. We cannot predict when we will issue drawdown notices or in what amounts we will call capital from Shareholders. We also cannot predict if or when the Adviser may assume Expense Payments or if or when Reimbursement Payments will be made by us, and, indirectly, Shareholders.

Similarly, depending on when a Shareholder’s investment is funded, relative expenses of ours that are indirectly borne by that Shareholder, and the availability of suitable investment opportunities, Shareholders that fund their investments at different times will experience different rates of return. Depending on the timing of, and our ability to source and make investments, our performance over time, and the costs associated with an investment in our Shares, any one Shareholder may experience a better or worse rate of return than other Shareholders.

Risks Related to Federal Income Taxation

We cannot predict how tax reform legislation will affect us, our investments, or our Shareholders, and any such legislation could adversely affect our business.

All statements contained herein concerning the U.S. federal income tax (or other tax) consequences of an investment in the Company are based on existing law and interpretations thereof. Changes in U.S. federal income tax (and other) tax laws could materially affect the tax consequences of a Shareholder’s investment in the Company, the tax treatment of the Company’s investments and our ability to qualify for tax treatment as a RIC. U.S. and other tax legislation may be enacted in the future, and administrative tax guidance may also be issued in the future, in each case possibly with retroactive effect. While certain changes in tax laws may be beneficial, others could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our Shareholders of such qualification, or could have other adverse consequences. Accordingly, no assurance can be given that the currently anticipated tax consequences of an investment in the Company, or of the Company’s investments, will not be modified by legislative, judicial or administrative changes, including with retroactive effect. Shareholders are urged to consult with tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

To qualify for and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements. See "Item 1. Business — Taxation as a Regulated Investment Company."

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our Shareholders on an annual basis at least 90% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by disbursing distributions relating to a taxable year after the close of such taxable year under the "spillback dividend" provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short-term capital gains or long-term capital gains. Because we may use debt financing, we will be subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose to, or are required to, retain a portion of our taxable income or gains, we could (1) be required to pay income and/or excise taxes or (2) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on all our taxable income (including gains) regardless of whether or not such income and gains are distributed to Shareholders.

The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or securities, net income derived from an interest in a "qualified publicly traded partnership," or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash-equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may invest in certain debt and equity investments through wholly-owned taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. Such wholly-owned taxable subsidiaries are controlled by the Company and therefore the Company’s principal investment strategies and risks constitute the principal investment strategies or risks of the subsidiary. To the extent applicable to the investment activities of such wholly-owned taxable subsidiary, the subsidiary will follow the same compliance policies and procedures as the Company. We would "look through" any such subsidiary to determine compliance with our investment policies, and would expect to consolidate any such wholly-owned taxable subsidiary for purposes of our financial statements and compliance with the 1940 Act (including, but not limited to, the provisions governing capital structure and leverage such that the Company treats the subsidiary’s debt as its own, provisions relating to affiliated transactions, and provisions relating to custody). Notwithstanding the foregoing, the taxable income of these subsidiaries will be subject to U.S. federal and state income taxes imposed at corporate rates. We may invest in certain non-U.S. debt and equity investments which could be subject to non-U.S. taxes (such as income tax, withholding, and value added taxes).

We may have difficulty making our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as "passive foreign investment companies" and/or "controlled foreign corporations." The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate-level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby, we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax on such undistributed taxable income, as required. In such cases we could still rely upon the "spillback provisions" to maintain RIC tax treatment.

We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual for taxable years, including and following the taxable year that begins on the RIC Election Date, we may be required to make a distribution to our Shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

If we are not treated as a "publicly offered regulated investment company," as defined in the Code, certain U.S. Shareholders will be treated as having received a dividend from us in the amount of such U.S. Shareholders’ allocable share of the Management Fee and Incentive Fees paid to the Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholders.

In order to be treated as a "publicly offered regulated investment company" our Shares must be (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC as of the RIC Election Date, there can be no assurance that we will in fact so qualify for any of our taxable years. Unless and until we are treated as a publicly offered regulated investment company for any calendar year, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. Shareholder’s allocable share of the Management Fee and Incentive Fees paid to the Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. Under current law, most miscellaneous itemized deductions are disallowed for non-corporate taxpayers.

General Risk Factors

We may experience fluctuations in our operating results.

We may experience fluctuations in our operating results due to a number of factors, some of which may be beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, interest rates and default rates on the debt investments we make, the level of our expenses, variations in and the timing of the recognition of realized gains or losses, unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other Shareholders.

We will expend significant financial and other resources to comply with the requirements of being a reporting entity under the Exchange Act.

As a BDC, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We will implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to reporting companies. These activities may divert management’s attention from other business concerns, and may require significant expenditures, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We also expect to incur significant additional annual expenses related to these steps, and, among other things, trustees’ and officers’ liability insurance, Trustee fees, reporting requirements to the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and other similar expenses. We cannot be certain when these activities will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The systems and resources necessary to comply with applicable reporting requirements will increase further once we cease to be an "emerging growth company" under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. See "— We are an "emerging growth company" under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors."

We do not currently have comprehensive documentation of our internal controls.

We will not be required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute ("Section 404"), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act until the earlier of (i) our Annual Report on Form 10-K for the year ended December 31, 2026 or (ii) the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of building out our internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we will begin the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act or become a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting.

Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

We are an "emerging growth company" under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors.

We are and will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an "emerging growth company" we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

We cannot predict if investors will find our Shares less attractive because we will rely on some or all of these exemptions. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty with respect to trade policies, treaties, and tariffs, was, and imposition by the U.S. and other countries of sanctions or other restrictive actions, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions, including rising interest rates, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. See "Risks Related to Our Investments — Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results." We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

We are subject to the risk that one or more of the Financial Institutions or some or all of our portfolio assets experience a Distress Event.

An investment in the Company is subject to the risk that one of the banks, brokers, hedging counterparties, lenders or other custodians (each, a "Financial Institution") of some or all of the Company’s (or any portfolio company’s) assets fails to timely perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty (each, a "Distress Event"). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. If a Financial Institution experiences a Distress Event, the Adviser, the Company or one of its portfolio companies may not be able to access deposits, borrowing facilities or other services, either permanently or for an extended period of time. Although assets held by regulated Financial Institutions in the United States frequently are insured up to stated balance amounts by organizations such as the Federal Deposit Insurance Corporation, in the case of banks, and the Securities Investor Protection Corporation, in the case of certain broker-dealers, amounts in excess of the relevant insurance are subject to risk of total loss, and any non-U.S. Financial Institutions that are not subject to similar regimes pose increased risk of loss. While in recent years governmental intervention has often resulted in additional protections for depositors and counterparties during Distress Events, there can be no assurance that such intervention will occur in a future Distress Event or that any such intervention undertaken will be successful or avoid the risks of loss, substantial delays or negative impact on banking or brokerage conditions or markets.

Any Distress Event has a potentially adverse effect on the ability of the Adviser to manage the Company’s investments, and on the ability of the Adviser, the Administrator, the Company and any portfolio company to maintain operations, which in each case could result in significant losses and in unconsummated investment acquisitions and dispositions. Such losses could include: a loss of funds; an obligation to pay fees and expenses in the event the Company is not able to close a transaction (whether due to the inability to draw capital on a credit line provided by a Financial Institution experiencing a Distress Event or otherwise); the inability of the Company to acquire or dispose of investments, or acquire or dispose of such investments at prices that the Adviser believes reflect the fair value of such investments; and the inability of portfolio companies to make payroll, fulfill obligations or maintain operations. If a Distress Event leads to a loss of access to a Financial Institution’s services, it is also possible that the Company or a portfolio company will incur additional expenses or delays in putting in place alternative arrangements or that such alternative arrangements will be less favorable than those formerly in place (with respect to economic terms, service levels, access to capital, or otherwise). To the extent the Adviser is able to exercise contractual remedies under agreements with Financial Institutions in the event of a Distress Event, there can be no assurance that such remedies will be successful or avoid losses, delays or other impacts. The Company and its portfolio companies are subject to similar risks if a Financial Institution utilized by investors in the Company or by suppliers, vendors, service providers or other counterparties of the Company or a portfolio company becomes subject to a Distress Event, which could have a material adverse effect on the Company.

Many Financial Institutions require, as a condition to using their services (including lending services), that the Adviser and/or the Company maintain all or a set amount or percentage of their respective accounts or assets with the Financial Institution, which heightens the risks associated with a Distress Event with respect to such Financial Institutions. The Adviser is under no obligation to use a minimum number of Financial Institutions with respect to the Company or to maintain account balances at or below the relevant insured amounts.

Further, Distress Events such as the current turmoil of the U.S. banking system raise fears of broader financial contagion, and it is not certain what impact this will have on financial markets. Any deterioration of the global financial markets (particularly the U.S. debt markets), any possible future failures of certain financial services companies and a significant rise in market perception of counterparty default risk, interest rates or taxes will likely significantly reduce investor demand and liquidity for investment grade, high-yield and senior bank debt, which in turn is likely to lead some investment banks and other lenders to be unwilling or significantly less willing to finance new investments or to offer less favorable terms than had been prevailing in the recent past. The tightening of availability of credit to businesses generally could lead to an overall weakening of the U.S. and global economies, which in turn is likely to adversely affect the ability of the Company to sell or liquidate investments at favorable times or at favorable prices or otherwise have an adverse effect on the business and operations of the Company. In addition, valuations of the Company’s investments are subject to heightened uncertainty as the result of market volatility and disruption. To the extent the Company is unable to obtain favorable financing terms for its portfolio investments or sell investments on favorable terms, the Company’s ability to generate attractive investment returns for its Shareholders is expected to be adversely affected.

Credit funds have been the subject of increasing regulatory focus at international and regional levels.

Credit funds have been the subject of increasing regulatory focus at international and regional levels. To the extent that the Company is engaged in lending activity, it may be subject to restrictions on its activities and be obliged to comply with regulatory reporting and disclosure requirements in accordance with AIFMD II and/or other future regulatory initiatives. This may impact upon the activities and/or returns of the Company, lead to additional costs and expenses, and/or require the commitment of additional resources.

The International Organisation of Securities Commissions (IOSCO) and the Financial Stability Board (FSB) have called on regulators to consider issues arising from the rapid growth in private finance, including in relation to systemic risk, transparency, leverage, liquidity, and conflicts of interest. It is likely that regulators will continue to focus on the credit funds sector and may introduce further regulatory requirements in the future.

From 2026, AIFMD II will introduce rules in respect of funds that originate loans, including in relation to (a) leverage limits, (b) liquidity requirements for open-ended loan-originating funds, (c) a limit on exposure to a single financial institution, (d) a prohibition on lending to certain entities and/or individuals that may give rise to conflicts of interest, (e) a ban on ‘originate-to-distribute’ strategies, (f) a risk retention requirement, (g) mandatory disclosures and reporting, and (h) policies and procedures for loan origination.

It is not yet confirmed whether or not the AIFMD II requirements in respect of funds originating loans will apply to non-EEA AIFMs. The Company may or may not, therefore, be required to comply with the AIFMD II restrictions on funds originating loans. If the Company is required to comply with the AIFMD II restrictions, this could affect the Company’s investment portfolio, require the implementation of policies and procedures for loan origination and lead to an increase in the resources and costs necessary for compliance.

We are subject to risks related to ESG matters.

Depending on the investment, the impact of developments connected with environmental, social and governance ("ESG") factors, including worker health and safety, environmental compliance, and bribery and corruption, could have a material effect on the return and risk profile of the investment. The act of selecting and evaluating material ESG factors is subjective by nature, and the Adviser may be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG in the investment process. There is no guarantee that the criteria utilized or judgment exercised by the Adviser or a third-party ESG advisor will reflect the beliefs or values, internal policies or preferred practices of any particular Shareholder or other asset managers or reflect market trends. Conversely, anti-ESG sentiment also has gained momentum across the U.S., with several states and Congress having proposed or enacted "anti-ESG" policies, legislation or initiatives and certain states having issued related legal guidance and advisory opinions. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose Fortress to the risk of antitrust investigations or challenges by state or federal authorities, result in reputational harm, require certain investors to divest or discourage certain investors from investing in Fortress funds. There are also significant differences in interpretations of what ESG characteristics mean by region, industry and topic, as well as interpretations of their scope and materiality.

Considering ESG factors when evaluating an investment in certain circumstances could, to the extent material risks associated with an investment are identified, cause the Adviser not to make an investment that it would have made or to make a management decision with respect to an investment differently than it would have made in the absence of such consideration, which carries the risk that the Company could perform differently than investment funds that do not take ESG factors into account. Additionally, ESG factors are only some of the many factors that the Adviser expects to consider in making an investment. Although the Adviser will consider application of ESG considerations to be an opportunity to enhance or protect the performance of its investments over the long-term, the Adviser cannot guarantee that doing so, which will include qualitative judgments, will positively impact the performance of any individual investment or the Company as a whole.

The materiality of ESG risks and impacts on an individual asset or issuer and on a portfolio as a whole depends on many factors, including the relevant industry, location, asset class and investment style. In evaluating a prospective investment’s ESG practices, the Adviser may depend upon information and data provided by the entity or obtained via third-party reporting or advisors, which could be incomplete or inaccurate and could cause the Adviser to incorrectly identify, prioritize, assess or analyze the entity’s ESG practices and/or related risks and opportunities. In addition, the Adviser’s ESG framework, including associated procedures and practices, is expected to change over time.

Finally, there is also growing regulatory interest, particularly in the U.S., UK, and EU (which may be looked to as models in growth markets), in improving transparency around how asset managers define and measure ESG performance, in order to allow investors to validate and better understand sustainability claims. There could also be an increase in related enforcement through efforts such as those of the SEC’s Climate and ESG Enforcement Task Force, established in March 2021. The Adviser’s ESG practices and the Adviser could become subject to additional regulation in the future, and the Adviser cannot guarantee that its current approach or the Company’s investments will meet future regulatory requirements or predict the manner in which any such future requirements (including any enforcement with respect thereto) could affect the Company or its investments, including with respect to future administrative burdens and costs.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our operations are highly dependent on the information systems and technology of Fortress, the indirect affiliate of our Adviser, which has implemented a cybersecurity management program. Below are details Fortress has provided to us regarding its cybersecurity program that are relevant to us. The Company uses Fortress's cybersecurity program to assess, identify and manage material cybersecurity risks affecting the Company and its operations.

Cybersecurity Processes and Risk Assessment

Fortress’s cybersecurity program is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.

Fortress has implemented an information security governance policy governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes, and the maintenance of critical services and systems. Fortress’s cybersecurity program is managed by Fortress’s Chief Information Security Officer and Fortress’s Chief Technology Officer (together, "Fortress IT Management"), who report to Fortress’s Chief Financial Officer. Fortress IT Management and their team are responsible for implementing Fortress’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Fortress’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Fortress’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Fortress’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework.

Fortress’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Fortress’s deployment of cybersecurity best practices and industry frameworks and help to identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Fortress IT Management for remediation. When Fortress engages vendors and other third-party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.

Fortress also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Fortress conducts regular phishing tests and provides additional training as appropriate.

Governance and Oversight of Cybersecurity Risks

Fortress has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Fortress’s Enterprise Security Steering Committee (the "ESSC"), a cross-functional management committee that includes its General Counsel, Chief Financial Officer, Chief Operating Officer, Chief Compliance Officer, Chief Human Resources Officer and Fortress IT Management. The ESSC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.

Fortress’s cybersecurity program, which is overseen by the ESSC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Fortress’s Chief Technology Officer, who has over 30 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Fortress’s Chief Information Security Officer, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The ESSC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Fortress’s cybersecurity program.

The Company’s board of trustees has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to an audit committee of the board of trustees (the "Audit Committee"). The Company’s CFO periodically reports to the Audit Committee as well as the full board of trustees as appropriate, on cybersecurity matters. Such reporting includes updates on Fortress’s cybersecurity program, the external threat environment and Fortress’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Fortress’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Impact of Cybersecurity Risks

We are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see "Part I. Item 1A. Risk Factors—Risks Related to Our Business and Operations—Our business and operations could suffer in the event of system failures or cybersecurity breaches."

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 1345 Avenue of the Americas, New York, New York 10105 and are provided by our Administrator or one of its affiliates in accordance with the terms of the Administration Agreement.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have issued one class of our Shares, designated as Class I shares. The Company’s Shareholders are entitled to one vote for each Share held on all matters submitted to a vote of Shareholders, and to receive distributions declared by the Board. The rights of Shareholders are subject to the Declaration of Trust and the Bylaws.

Our Shares will be offered and sold (i) in the United States under the exemption from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S or Regulation D of the Securities Act. See "Item 10. Recent Sales of Unregistered Securities" for more information. Our Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Shares currently, and we do not currently expect that one will develop.

Because our Shares are being acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Adviser gives consent, or the transfer is permitted under the Subscription Agreement, including transfers to the Company in connection with the Company’s planned Share Repurchase Program, and (ii) the transfer is made in accordance with the transfer restrictions contained in the Subscription Agreement and the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the Shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we accept their repurchase or transfer or we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of March 27, 2026, there were 40,766,377 holders of record of our Shares. Holders of record exclude any new holders who purchased Shares in the March 2026 subscription.

The purchase price per Share is equal to the then-current transaction price, which will generally be our prior month’s NAV per Share as of the last calendar day of such month. Our NAV is determined by dividing the value of total assets of the attributable class minus liabilities of the attributable class by the total number of Shares of the attributable class outstanding at the date as of which the determination is made. See "—Determination of NAV" for more information about the calculation of NAV.

The following table presents our monthly NAV per share for each class of our common shares for the period from August 31, 2025 (the "Initial Share Issuance") to December 31, 2025:

Period from Initial Share Issuance to December 31, 2025	NAV Per Share
August 1, 2025	$25.00
August 31, 2025	25.02
September 30, 2025	25.01
October 31, 2025	24.89
November 30, 2025	24.84
December 31, 2025	24.64

Unregistered Sales of Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Determination of NAV

The NAV per share of our outstanding Shares is determined monthly by dividing the value of total assets of the attributable class minus liabilities of the attributable class by the total number of Shares of the attributable class outstanding at the date as of which the determination is made. Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated the Adviser as its Valuation Designee, subject to the oversight of the Board.

The Company records its investments and derivatives at fair value, in accordance with GAAP. Fair value is defined under GAAP as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The value of any investment or other asset held by the Company as of any date is determined by the Adviser in good faith and in accordance with the principles set forth below and shall include the marked-to-market value of any hedges effected in connection with such investment, and the Adviser will determine, in its discretion, the appropriate hedge positions intended for such investment. Investment transactions will be recorded on the trade date. Realized gains or losses will be measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses will primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investments that are listed on a national securities exchange (including such investments when traded in the after-hours market) are valued at their last sales price on the date of determination on the largest securities exchange (by trading volume in such investment) on which such investments will have traded on such date. If no such sales of such investments occurred on the date of determination, such investments will be valued at the midpoint between the "bid" and the "asked" price for long positions and at the "asked" price for short positions on the largest securities exchange (by trading volume in such investment) on which such investments are traded, on the date of determination. Investments that are not listed on an exchange but are traded over-the-counter will be valued at the representative "bid" quotations if held long and at representative "asked" quotations if held short, unless included in the NASDAQ National Market System, in which case they will be valued based upon their last sales prices (if such prices are available).

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

The value of investments that are not listed on an exchange, are not traded over-the-counter and for which no third party pricing sources are available (which may include trade claims, mortgage loans, corporate loans, consumer loans, leases, property, private securities and other receivables and assets), as is expected to be the case for substantially all of our investments, are valued at fair value as determined in good faith by (A) the Adviser, who has been appointed as the Board’s Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), no less frequently than monthly and (B) by one or more independent valuation agents selected by the Adviser no less frequently than quarterly (with certain de minimis exceptions), and such valuations shall reflect any credit risk associated with such investments where deemed appropriate. When the Adviser deems it necessary or advisable, investments may be valued based on proprietary pricing models developed by the Adviser or independent valuation agents. All assets and liabilities initially are valued in the applicable local currency and then translated into U.S. dollars using the applicable exchange rate on the date of determination.

The value of any cash on hand or on deposit, bills, demand notes, overnight financing transactions, receivables and payables will be deemed to be the full amount thereof; provided, however, that if such cash, bills, demand notes, overnight financing transactions, receivables and payables are unlikely, in the opinion of the Adviser, to be paid or received in full, then the value will be equal to the full amount thereof adjusted as is considered appropriate to reflect the true value thereof.

Notwithstanding anything herein to the contrary, with respect to any distribution by the Company of investments which are "marketable securities" (investments that can easily be bought, sold or traded on public exchanges) that are traded on a national securities exchange or over-the-counter, such marketable securities will be valued based on the average of the closing prices for such securities during the ten-trading-day period ending on the date of distribution.

If the Adviser determines that the value of any investments as determined pursuant to this section does not accurately reflect the fair value of such investments, the Adviser shall value such investments as it reasonably determines. If the Adviser determines that any investment is so thinly traded that the Company would be unable to dispose of the Company’s position in such investment within a reasonable time frame at the market price, then the Company may apply a discount to the value of such investment in an amount that it, in its discretion, deems appropriate. The Adviser's valuation committee approves final investment valuations.

The Adviser may determine in its discretion whether any assets of the Company should be the subject of a write-down, write-off or write-up in connection with any distribution pursuant to and upon the occurrence of any event contemplated, and, notwithstanding anything to the contrary in this Form 10-K, any such assets that have been written off or written down to a de minimis amount will not be required to be valued by an independent valuation firm.

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

Distributions

We intend to make distributions to our Shareholders on a monthly basis out of assets legally available for distribution. Any distributions we make will be at the sole discretion of our Board, who will consider factors such as our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, Delaware law and such other factors as our Board may deem relevant from time to time. As a result, our distribution rates and payment frequency may vary from time to time.

The following tables summarize the Company’s distributions with a record date during the following periods:

Declaration Date[1]	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared
August 27, 2025	August 31, 2025	September 30, 2025	30,501,210	0.1458	$4,448
September 30, 2025	September 30, 2025	October 31, 2025	30,566,728	0.1512	4,621
October 23, 2025	October 31, 2025	November 25, 2025	31,960,592	0.1563	4,995
November 19, 2025	November 30, 2025	December 23, 2025	33,002,936	0.1659	5,476
December 17, 2025	December 31, 2025	January 27, 2026	34,892,021	0.1708	5,958
Total distributions declared for from the period of Initial Share Issuance to December 31, 2025					$25,499

1On January 25, 2026, the Company declared a distribution per share of $0.1708 for holders of record as of January 31, 2026 paid on February 26, 2026. On February 20, 2026, the Company declared a distribution per share of $0.1708 for holders of record as of February 28, 2026 to be paid on or around March 31, 2026.

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that will provide for reinvestment of distributions on behalf of Shareholders, unless a Shareholder elects to receive cash distributions. As a result, if the officers of the Company authorize, and the Company declares, a cash distribution, then the Shareholders who have not "opted out" of the distribution reinvestment plan will have their cash distribution automatically reinvested in additional Shares of the applicable class, rather than receiving the cash distribution.

No action will be required on the part of registered Shareholders to have their distribution reinvested in our Shares. A registered Shareholder may elect to receive an entire distribution in cash by notifying the Company or SS&C GIDS, Inc., the plan administrator, who acts as the Company’s transfer agent, in writing so that such notice is received by the plan administrator no later than the record date for distributions to Shareholders. Those Shareholders whose Shares are held by a broker or other financial intermediary may receive distributions in cash by notifying their broker or other financial intermediary of their election.

The Company will use newly-issued Shares of the attributable class to implement the distribution reinvestment plan, with such Shares to be issued at the applicable NAV. The number of Shares to be issued to a Shareholder will be determined by dividing the total dollar amount of the distribution payable to such Shareholder by the then-current NAV per Share of the attributable class (subject to adjustment to the extent required by Section 23 of the 1940 Act). The number of Shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional Shares will be issued has been determined and the elections of Shareholders have been tabulated. There will be no brokerage or other charges to Shareholders who participate in the plan. The distribution reinvestment plan administrator’s fees under the plan will be paid by the Company.

Participants may terminate their accounts under the plan by notifying the Company or the plan administrator at SS&C GIDS, Inc. The plan may be terminated by the Company upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by the Company. All correspondence concerning the plan should be directed to the plan administrator at SS&C GIDS, Inc.

Share Repurchase Program

We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our Shares. As a result, if you purchase our Shares, your ability to sell your Shares will be limited.

At the discretion of the Board and beginning no later than 12 months following August 1, 2025, the date on which we made the BDC Election, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board, including a majority of the Independent Trustees, may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO.

Under our share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by our Board, except that the Company deducts 2.0% from such NAV for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. Shares tendered for repurchase will be treated as having been repurchased on a "first in-first out" basis. The Early Repurchase Deduction will not apply to Shares acquired through the Fund's dividend reinvestment plan. The Early Repurchase Deduction will apply uniformly to all Shares regardless of class. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of a Shareholder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a Shareholder's Shares are repurchased because the Shareholder has failed to maintain the minimum account balance, if any. The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement and in other circumstances where the Board determines that doing so is in the best interests of the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders.

We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

There is no assurance that the Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our Shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that you request to have repurchased. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.

We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our good faith judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in self-originated loans or other illiquid investments rather than repurchasing our Shares is in the best interests of the Company and its Shareholders as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

Payment for repurchased Shares may require us to liquidate portfolio holdings earlier than the Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates.

For the fiscal year ended December 31, 2025, no repurchase of our Shares was made by or on behalf of the Company.

Defaults Upon Senior Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in the section entitled "Item 1A. Risk Factors."

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

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company expects to elect to be treated, and the Company intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), effective August 1, 2025. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

The Company is managed by FPLF Management LLC (in its capacity as investment adviser, the "Adviser"), an indirect subsidiary of Fortress Investment Group LLC ("Fortress"), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the "Investment Advisory Agreement"). See further discussion in Note 3 – "Related Party Transactions and Agreements" to our consolidated financial statements. Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the "SEC").

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of December 31, 2025, non-qualifying assets totaled 14.4% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

The Company’s investments will consist primarily of first lien debt and may be accompanied by junior debt and/or equity or equity-related investments, including common stock, preferred stock, securities convertible into common stock and/or warrants. The Company’s investments are expected to have the potential to achieve significant investment income and, to a lesser extent, capital appreciation. These investments will generally have maturities of three to eight years; however, there is no limit on the maturity or duration of any security the Company may hold in its portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than directly originated investments.

The Company expects that most of its debt investments will be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than "Baa3" by Moody’s Investor Service, Inc. or lower than "BBB-" by Standard & Poor’s Rating Services), which is often referred to as "junk' or "high yield." These "junk" or "high yield" securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

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

Market Conditions and Trends

2025 was marked by the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty (including the impact of a prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration), and geopolitical uncertainty. This uncertainty has continued to weigh on merger and acquisition and sponsor deal activity and market valuations.

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See "Item 1A. Risk Factors—Risks Related to Our Business and Structure."

Recent Developments

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of January 1, 2026 (number of Class I common shares finalized on January 21, 2026)	4,928,630	$121,458
As of February 1, 2026 (number of Class I common shares finalized on February 20, 2026)	855,330	$20,866

Distributions

The Company declared distributions set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
January 25, 2026	January 31, 2026	February 26, 2026	$0.1708
February 20, 2026	February 28, 2026	March 31, 2026	$0.1708

Investor Commitments

As of March 27, 2026, the Company had $53.3 million of unfunded capital commitments.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Portfolio and Investment Activity

Our investment activity for the three months ended December 31, 2025 is presented below.

($ in thousands)	December 31, 2025
New investment commitments:[1]
Total new investment commitments[2]	$677,240
Less: investment commitments exited[3]	(99,050)
Net change in investment commitments	$578,190
Principal amount of investments funded:
First lien loans	$612,196
Equity	15,500
Total	$627,696
Principal amount of investments sold or repaid:[3]
First lien loans	$(96,343)
Equity	—
Total	$(96,343)
Weighted average remaining term for investment commitments (in months)	55
Percentage of new investment commitments at floating rates	97.71%
Weighted average yield:[4]
Funded during the period at amortized cost	10.12%
Funded during the period at fair value	10.12%
Exited or repaid during the period at amortized cost	8.46%
Exited or repaid during the period at fair value	8.49%
[1]Includes both funded and unfunded commitments.
2Of these new investments, we funded approximately $592 million for the three months ended December 31, 2025.
[3]Includes scheduled paydowns
[4] "Weighted average yield" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or fair value, as applicable.

The table below presents the Company's investments at amortized cost and fair value as of December 31, 2025 expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,472,716	98.9%	$1,486,855	98.9%
Preferred equity investments	16,140	1.1%	15,959	1.1%
Total	$1,488,856	100.0%	$1,502,814	100.0%

As of December 31, 2025, the Company's portfolio was approximately $1.5 billion based on fair market value across 76 portfolio companies and 33 industries. Based on fair value, the Company's portfolio consisted of approximately 98.9% first lien, floating rate debt investments. The Company's portfolio’s directly originated debt investments had a median EBITDA of $84.3 million, a weighted average net loan-to-value and interest coverage of 45.0% and of 3.1x, respectively. The weighted average yield at fair market value of directly originated debt investments was 10.2% and the weighted average yield at fair market value of the overall portfolio was 9.7%.

As of December 31, 2025, all of our debt investments were performing and are current on their interest payments. As of December 31, 2024, the Company had not yet commenced investment operations.

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

The table below presents the composition of our portfolio on the 1 to 4 rating scale for the year ended December 31, 2025:

($ in thousands)
Investment Rating	Fair Value	Percentage
1	$46,488	3.1%
2	1,416,485	95.1
3	25,883	1.7
4	—	—
Total	$1,488,856	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2025, and December 31, 2024 we had no non-accrual debt investments.

Emerging Growth Company Status

We are and will remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an "emerging growth company" we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

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

Results of Operations

The following table sets forth the results of our operations for the year ended December 31, 2025. As investment operations had not yet commenced, no comparative data was presented as it represents zero values.

Income

Interest income (including payment-in-kind interest income) is derived from our investment portfolio and also includes other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Other income consists of fees received during the life of the investment such as commitment fees, letter of credit fees and amendment fees. The upfront fees received in connection with investments that are deemed to be an adjustment to yield are capitalized and amortized over the term of the investment.

($ in thousands)	For the Year Ended December 31, 2025
Interest income	$48,111
Payment-in-kind interest income	170
Other income	767
Total investment income	$49,048

For the year ended December 31, 2025, total investment income was $49.0 million, as a result of the launch and subsequent ramp up in our investment portfolio, which had a fair value of $1.5 billion. PIK interest income represents 0.35% of total investment income for the year ended December 31, 2025 . Other income represents 1.56% of total investment income for the year ended December 31, 2025.

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

($ in thousands)	For the Year Ended December 31, 2025
Interest expense	$12,718
Organization costs	5,330
Management fees	4,199
Investment income incentive fee	4,085
Administration fees	1,687
Professional fees	902
Offering costs	442
Other expenses	726
Total Operating Expenses	$30,089

For the year ended December 31, 2025, total operating expenses were $30.1 million. The balance was primarily attributable to interest expense associated with borrowings under our outstanding credit facilities.

Expense Support/ Reimbursement and Fee Waivers

Per the Expense Support Agreement, the Adviser may elect to pay certain of our expenses (including organization and offering costs) on the Company’s behalf. Additionally, the Adviser can elect to waive management and incentive fees. Furthermore, the Adviser has agreed to waive the management fee for (i) the period prior to the BDC Election, and (ii) the 6-month period following the date of the first closing following the BDC Election.

($ in thousands)	For the Year Ended December 31, 2025
Expense support (Note 3)	$(5,309)
Management fees waiver	(4,199)
Investment income incentive fee waiver	(221)
Net Operating Expenses	$20,360

For the year ended December 31, 2025, net operating expenses was $20.4 million. Since inception, the Adviser has elected to pay certain organization costs under the Expense Support Agreement. As noted above, the management fee for the period has been waived under the Initial Fee Waiver. The Company recorded an Investment Income Incentive Fee waiver for the year ended December 31, 2025, representative of fees waived by the Adviser for June 2025 and July 2025 income, as the Adviser elected to waive in the period prior to the BDC Election.

Net Realized and Unrealized Gain (Loss) on Investments

($ in thousands)	For the Year Ended December 31, 2025
Total net realized gain (loss)	$(68)
Total net change in unrealized gain (loss)	(14,325)
Total Net Realized and net change in Unrealized Gain (Loss)	$(14,393)

The table below represents the contributors to the total net realized gain (loss) for the for the year ended December 31, 2025.

($ in thousands)	For the Year Ended December 31, 2025
Net realized gain from investments	$297
Net realized (loss) from investments	(279)
Total net realized gain (loss) from investments	$18
Foreign currency transactions	93
Forward foreign currency contracts	(179)
Total net realized gain (loss)	$(68)

The table below represents the contributors to the total net change in unrealized gain (loss) for the for the year ended December 31, 2025.

($ in thousands)	For the Year Ended December 31, 2025
Total change in unrealized gains from investments	$4,433
Total change in unrealized loss from investments	(18,390)
Total change in net unrealized gain (loss) from investments	$(13,957)
Foreign currency translation on loans payable	(648)
Foreign currency transactions	113
Forward foreign currency contracts	167
Total change in net unrealized gain (loss)	$(14,325)

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds received from the Offering, (ii) cash flows from our operations and (iii) proceeds from our debt facilities. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Shareholders, we may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of an existing credit facility or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, as a BDC, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As of December 31, 2025, the Company’s asset coverage ratio was 231%.

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

($ in thousands)	For the Year Ended December 31, 2025
Net cash provided by/(used in) operating activities	$(1,402,068)
Net cash provided by/(used in) financing activities	1,497,281
Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	95,213
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of year	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of year	$95,213

For the period ended December 31, 2025, cash and cash equivalents increased $95.2 million. Net cash and cash equivalents used in operating activities primarily relates to net cash investment activity of $1,402.1 million related to the purchase, sale and paydown of portfolio investments. Cash provided by financing activities was $1,497.3 million due to proceeds from issuance of Shares of $868.3 million and net borrowings of $657.5 million.

The table below presents outstanding debt obligations as of December 31, 2025:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$211,500	$188,500	$(4,399)	$207,101
BAML ABL Credit Facility	150,000	146,700	3,300	(738)	145,962
Scotiabank ABL Facility	600,000	299,286	300,714	(4,752)	294,534
Total Debt	$1,150,000	$657,486	$492,514	$(9,889)	$647,597

1The amount available may be subject to limitations related to each credit facility's borrowing base.

Subscription Facility

On March 7, 2025, the Company entered into a revolving credit facility (the "Subscription Facility") with Scotiabank for a total commitment of $400 million. The scheduled maturity date of the Subscription Facility was March 6, 2026. The Subscription Facility can be drawn upon, at the discretion of the Company, for any purpose expressly permitted in the Company’s organizational and offering documents, including to purchase portfolio investments and for working capital purposes. The Subscription Facility is secured by the unfunded commitments of the Seed Investors. The interest rate generally applicable to the loans advanced under the Subscription Facility is the applicable SOFR rate plus 2.35% per annum.

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

Scotiabank Revolving Credit Facility

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotiabank Revolving Credit Agreement"), by and among the Company, the lenders and issuing banks party thereto from time to time and Scotiabank, as administrative agent, which provides for a senior secured revolving credit facility (the "Scotiabank Revolving Credit Facility") with a total commitment of $400 million, which includes a $50 million sublimit for swingline loans and a $30 million sublimit for the issuance of letters of credit. The Company may request an increase to the commitment up to $800 million to the extent the lenders (existing and new lenders) agree to provide the additional commitment. The scheduled maturity date of the Scotiabank Revolving Credit Facility is August 5, 2030 (the availability period under the Scotiabank Revolving Credit Facility will terminate on August 3, 2029). The Scotiabank Revolving Credit Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

The interest rate under the Scotiabank Revolving Credit Facility is either Daily Simple RFR, Term SOFR (or other term benchmark rate) or Alternate Base Rate (defined as the greater of (a) zero and (b) the highest of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5% and (iii) the rate per annum equal to Term SOFR plus 1.00%) plus an applicable margin equal to (I) (a) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is less than 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.100% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 2.100% per annum; or (b) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.975% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.975% per annum. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotiabank Revolving Credit Facility.

The Scotiabank Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments (as defined in the Scotiabank Credit Agreement), transactions with Affiliates (as defined in the Scotiabank Credit Agreement) and certain financial covenants related to the Company’s asset coverage ratio and minimum shareholders’ equity and other maintenance covenants.

The obligations of the Company pursuant to the Scotiabank Revolving Credit Agreement is secured by a first-priority security interest in substantially all of the assets of the Company (not pledged to other facilities).

BAML ABL Credit Facility

On September 29, 2025, the Company, (through wholly owned subsidiaries FPLF BA Holdings Finance LLC, as borrower and FPLF BA Holdings Finance CM LLC, as servicer) entered into a Credit Agreement (the "BAML ABL Credit Agreement") with Bank of America, N.A., as administrative agent and each of the lenders from time to time party thereto, which provides for a revolving credit facility (the "BAML ABL Credit Facility") with a total commitment of $150 million. On March 29, 2026, the total commitment will increase to $300 million. The scheduled maturity date of the BAML ABL Credit Facility is March 29, 2029. Borrowings under the BAML ABL Credit Agreement may take the form of base rate loans, SOFR loans, alternative currency daily rate loans, alternative currency term rate loans or Canadian prime rate loans.

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

The BAML ABL Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments, transactions with Affiliates and certain financial covenants related to the Company’s borrowing base and interest coverage ratio.

The obligations of the Company pursuant to the BAML ABL Credit Agreement is secured by a first-priority security interest in certain assets of the Company (not pledged to other facilities).

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC and FPLF NS Holdings Finance DAC entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer and each of the loan parties thereto, which provides for a revolving and term loan credit facility (the "Scotiabank ABL Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans.

Borrowings under the Scotiabank ABL Credit Agreement will bear interest at a rate per annum equal to the Applicable Rate based upon the Alternate Base Rate defined said agreement. Generally, the Applicable Rate is calculated to include an applicable margin above the applicable Benchmark, which applicable margin will vary between 1.40% and 1.775% depending on the make-up of the portfolio, and increasing by 0.50% after the Reinvestment Period. In all cases, the Benchmark is subject to a floor of 0%.

The obligations of the Company pursuant to the Scotiabank ABL Credit Agreement is secured by a first-priority perfected lien on, and security interest in, certain assets of the Company (not pledged to other facilities).

Equity Capital Activities

The Company intends to continue holding monthly closings in connection with the Offering, in which the Company will issue Shares to investors for immediate cash investment. In addition, we may continue to allow certain investors to fund their investment in the Company over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by the Company. Each of the Company’s closings in connection with the Offering will be conducted in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the Securities Act. The Company reserves the right to conduct additional offerings of securities in the future in addition to the Offering. Moreover, although the Company intends to issue Shares on a monthly basis, the Company retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons.

The Shares are not subject to upfront selling commissions or annual ongoing shareholder servicing fees.

We may continue to allow certain investors to fund their investment in the Company over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by the Company. With respect to unfunded capital commitments, we will draw down on such commitments over time, on an as-needed basis by delivering a drawdown notice to each investor. All purchases of Shares pursuant to the capital commitments will generally be made pro rata in accordance with remaining capital commitments of all investors at a per Share price equal to NAV per Share as of the previous month close.

Capital Activity

The table below summarizes the Shares issued and net proceeds during the following periods:

		($ in thousands)
Subscriptions Effective	Shares Issued	Net Proceeds
Year ended December 31, 2025
August 1, 2025	30,501,210	$762,530
September 1, 2025	31,969	800
October 1, 2025	1,358,688	33,976
November 1, 2025	1,004,436	25,000
December 1, 2025	1,852,351	46,010
	34,748,654	$868,316

As of December 31, 2025, the Company had $94.3 million of unfunded capital commitments.

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

Period from Initial Share Issuance to December 31, 2025	NAV Per Share
August 1, 2025	$25.00
August 31, 2025	25.02
September 30, 2025	25.01
October 31, 2025	24.89
November 30, 2025	24.84
December 31, 2025	24.64

Distributions

The Company intends to declare monthly distribution amounts per share of beneficial interest, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s distributions with a record date during the following periods:

Declaration Date[1]	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared
August 27, 2025	August 31, 2025	September 30, 2025	30,501,210	0.1458	$4,448
September 30, 2025	September 30, 2025	October 31, 2025	30,566,728	0.1512	4,621
October 23, 2025	October 31, 2025	November 25, 2025	31,960,592	0.1563	4,995
November 19, 2025	November 30, 2025	December 23, 2025	33,002,936	0.1659	5,476
December 17, 2025	December 31, 2025	January 27, 2026	34,892,021	0.1708	5,958
Total distributions declared for from the period of Initial Share Issuance to December 31, 2025					$25,499

1On January 25, 2026, the Company declared a distribution per share of $0.1708 for holders of record as of January 31, 2026 paid February 26, 2026. On February 20, 2026, the Company declared a distribution per share of $0.1708 for holders of record as of February 28, 2026 to be paid on or around March 31, 2026.

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

Distribution Reinvestment Plan

The Board approved the distribution reinvestment plan ("DRIP") on July 14, 2025. The DRIP provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the DRIP. Shareholders who have enrolled in the DRIP will have their cash distribution automatically reinvested in additional Shares, rather than receiving the cash distribution.

The following table summarizes the Company's distributions reinvested for the year ended December 31, 2025:

				($ in thousands)
Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value
August 31, 2025	September 1, 2025	33,548	$25.02	$840
September 30, 2025	October 1, 2025	35,175	25.01	880
October 31, 2025	November 1, 2025	37,908	24.89	944
November 30, 2025	December 1, 2025	36,735	24.84	912
		143,367		$3,575

Share Repurchase Program

At the discretion of the Board and beginning no later than 12 months following August 1, 2025, the date on which the Company made its BDC Election, the Company intends to commence a share repurchase program in which the Company intends to offer to repurchase up to 5% of its Shares outstanding (either by number of Shares or aggregate net asset value) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company's best interest and the best interest of the Shareholders. The Company will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO.

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable month designated by the Board, less 2.0% from such net asset value for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the repurchase date. Shares tendered for repurchase will be treated as having been repurchased on a "first in-first out" basis. The Early Repurchase Deduction will not apply to Shares acquired through the Fund's dividend reinvestment plan. The Early Repurchase Deduction will apply uniformly to all Shares regardless of class. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of a Shareholder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a Shareholder's Shares are repurchased because the Shareholder has failed to maintain the minimum account balance, if any. The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement and in other circumstances where the Board determines that doing so is in the best interests of the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis.

Off-Balance Sheet Arrangement

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2025 for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of December 31, 2025, the Company had unfunded commitments to investments of approximately $113.3 million, of which, $82.9 million related to term loans and delayed draw term loans and $30.4 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the borrower credit agreement.

Company	Unfunded Commitment
MidCon Development Finance, LLC	$13,994
EXEMPLIS LLC	13,628
Ruby Bidco Holdings Limited	10,193
GT Independence Buyer, Inc.	9,801
CD&R Reign Topco, Inc.	9,770
Jupiter Refuel Canada Buyer, Inc.	7,832
GS AcquisitionCo, Inc.	7,295
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	7,248
Superior Intermediate LLC	5,081
Riser Fitness, LLC	4,378
Steele Solutions, Inc.	3,512
Solidcore Topco, LLC	2,887
Olo Parent, Inc.	2,734
LeadVenture Inc.	2,191
Xponential Fitness LLC	2,068
Fabletics, Inc.	2,027
Urban Gym Group B.V.	2,009
GC FERRY ACQUISITION I INC	1,750
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	1,071
FR Refuel, LLC	933
Jupiter Refuel US Buyer, Inc.	563
Cendyn Group, LLC	381
Shrieve Chemical Company, LLC	347
MRI Software LLC	327
Total	$113,305

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia		£5,844		$7,729	5/14/2026	$147	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia	C$	11,426		$8,234	5/14/2026	136	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,410	5/14/2026	61	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$22,441		£16,620	3/11/2026	41	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$28,050		€23,868	2/2/2026	(37)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$8,172		€6,972	4/27/2026	(64)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,298	C$	33,275	6/29/2026	(117)	Unrealized gain on forward foreign currency contracts
					Total	$167

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

In June 2025, we purchased a group of loans totaling $165.1 million of commitments from a fund managed by an affiliate of the Adviser and in which certain of our trustees and officers and members of the Investment Committee may have indirect pecuniary interests. The loans were purchased at fair value for $147.5 million, which was determined or confirmed by third party independent valuation agents.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with "Item 1A. Risk Factors." See our consolidated financial statements that are included elsewhere in this Form 10-K for more information on critical accounting policies.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Based on our Consolidated Statement of Financial Condition as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income[1]
Up 300 basis points	$44,895	$(19,705)	$25,190
Up 200 basis points	29,930	(13,137)	16,793
Up 100 basis points	14,965	(6,568)	8,397
Down 100 basis points	(14,470)	6,568	(7,902)
Down 200 basis points	(27,605)	13,137	(14,468)
Down 300 basis points	(38,357)	19,705	(18,652)

1Excludes the impact of income based fees.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fortress Private Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Fortress Private Lending Fund (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the custodian, brokers, the underlying portfolio companies and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2025.

New York, New York

March 27, 2026

Fortress Private Lending Fund

Consolidated Statement of Financial Condition

($ in thousands, except per share data)	As of December 31,	As of December 31,
Assets	2025	2024
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,494,668 and $0, respectively)	$1,480,750	$—
Non-controlled, affiliated investments (amortized cost of $8,146 and $0, respectively)	8,106	—
Total investments, at fair value	1,488,856	—
Cash	4,247
Foreign currencies	502	—
Cash equivalents	26,937	—
Restricted cash	2,364	—
Restricted foreign currencies	1,100	—
Restricted cash equivalents	60,063	—
Deferred offering costs	700	—
Interest receivable	11,503	—
Receivable for investments sold	13,960	—
Unrealized gain on forward foreign currency contracts	167	—
Other assets	698	—
Total assets	$1,611,097	$—

Liabilities
Debt (net of unamortized debt issuance costs of $9,889 and $0, respectively)	$647,597	$—
Distribution payable	5,958
Incentive fee payable	2,530	—
Interest payable	2,823	—
Payable for investments purchased	89,767	—
Accrued expenses and other liabilities	2,567	—
Total liabilities	$751,242	$—

Commitments and Contingencies (Note 12)
Net Assets
Common shares, $0.01 par value, unlimited authorized, 34,892,021 and 0 shares issued and outstanding, respectively	349	—
Paid in capital in excess of par value	871,542	—
Distributable earnings (accumulated loss)	(12,036)	—

Total Net Assets	859,855	—
Total Liabilities and Net Assets	$1,611,097	$—
Net asset value per share	$24.64	$—

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Operations

	For the Year Ended
($ in thousands, except per share data)	December 31, 2025	December 31, 2024
Investment income
From non-controlled, non-affiliated investments
Interest income	$47,826	$—
Payment-in-kind interest income	170	—
Other income	762	—
Total investment income from non-controlled, non-affiliated investments	48,758	—
From non-controlled, affiliated investments
Interest income	285	—
Other income	5	—
Total investment income from non-controlled, affiliated investments	290	—
Total investment income	$49,048	—

Operating Expenses
Interest expense	$12,718	$—
Organization costs	5,330	—
Management fees	4,199	—
Investment income incentive fee	4,085	—
Administration fees	1,687	—
Professional fees	902	—
Offering Costs	442	—
Other expenses	726	—
Total operating expenses before expense support and waivers	30,089	—
Expense support (Note 3)	(5,309)	—
Management fees waiver	(4,199)	—
Investment income incentive fee waiver	(221)	—
Net Operating Expenses	20,360	—
Net investment income (loss) before taxes	28,688	—
Income taxes, including unincorporated business tax expense	174	—
Net investment income (loss)	28,514	—
Net realized gain (loss)
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	18	—
Foreign currency transactions	93	—
Forward currency contracts	(179)	—
Total net realized gain (loss)	(68)	—
Net change in unrealized gain (loss)
Net change in unrealized gain (loss) from:
Non-controlled, non-affiliated investments	(13,917)	—
Non-controlled, affiliated investments	(40)	—
Foreign currency translation on loans payable	(648)	-
Foreign currency transactions	113	—
Forward foreign currency contracts	167	—
Total net change in unrealized gain (loss)	(14,325)	—
Total net realized and change in unrealized gain (loss)	(14,393)	—
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$14,121	$—
Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted)	$0.8859	—
Earnings per share (basic and diluted)	$0.4387	—
Weighted average shares outstanding	32,184,697	—

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Changes in Net Assets

	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Operations
Net investment income (loss)	$28,514	$—
Total net realized gain (loss)	(68)	—
Total net change in unrealized gain (loss)	(14,325)	—
Net increase (decrease) in net assets resulting from operations	$14,121	$—
Distributions
Class I	$(25,499)	$—
Capital allocation	(658)	—
Net increase (decrease) in net assets resulting from distributions	$(26,157)	$—
Capital Share Transactions
Class I:
Issuance of Shares	$868,316	$—
Reinvestment of shareholders' distributions	3,575	—
Net increase (decrease) in net assets resulting from capital share transactions	$871,891	$—
Total increase (decrease) in net assets	859,855	—
Net assets at beginning of year	—	—
Net assets at end of year	$859,855	$—

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statement of Cash Flows

	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net increase/(decrease) in Net Assets resulting from operations	$14,121	$—
Adjustments to reconcile net increase/(decrease) in Net Assets resulting from operations to net cash, cash equivalents provided by/(used in) operating activities:

Amortization of debt issuance and financing costs	1,362	—
Accretion/amortization of original issue discount/premium on investments	(1,198)	—
Paid-in-kind interest on investments	(170)	—
Net realized gain/(loss) on investments	(18)
Net change in unrealized gain/(loss) on investments	13,957	—
Net change in unrealized gain/(loss) on forward foreign currency contracts	(167)	—
Net change in unrealized gain/(loss) on foreign currency translation on loans payable	648	—
Purchases of investments and derivatives	(1,673,093)	—
Proceeds from sales and paydowns of investments	171,664	—
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable	(11,503)	—
(Increase)/decrease in receivable for investments sold	(13,960)	—
(Increase)/decrease in deferred offering costs	(700)
(Increase)/decrease in other assets	(698)	—
Increase/(decrease) in interest payable	2,823	—
Increase/(decrease) in due to payable for investments purchased	89,767	—
Increase/(decrease) in incentive fee payable	2,530	—
Increase/(decrease) in accrued expenses and other liabilities	2,567	—
Net cash provided by/(used in) operating activities	$(1,402,068)	—

Cash flows from financing activities
Proceeds from issuance of common shares	871,891	—
Distribution paid to Shareholders, net of distribution payable	(19,541)	—
Capital Allocation paid to Shareholders	(658)
Payment for debt issuance and financing costs	(11,251)	—
Drawdown on loans	1,382,540	—
Repayment of loans	(725,700)	—
Net cash provided by/(used in) financing activities	$1,497,281	—

Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	95,213	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of year	—	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of year	$95,213	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,533	$—
Cash paid during the period for taxes	30	—
Distributions declared for the year	25,499	—
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the reinvestment plan	$3,575	$—
Change in distribution payable	5,958	—

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments

Company	Note			Investment	Reference Rate and Spread (1)	Note		Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Investments
Non-controlled, non-affiliated investments
Debt investments
Automobiles & Components
Champions Fing Inc				First Lien - Term Loan	SOFR+475	(10)	(7)	8.4	2/23/2029	$11,441,919	$10,927	$10,825	1.3
											10,927	10,825	1.3
Capital Goods
A-AG US GSI Bidco, Inc.				First Lien - Term Loan	SOFR+500	(10)		8.7	10/31/2031	$2,694,943	$2,647	$2,697	0.3
Albion Fortress Intermediate Holdings LLC	(6)	(18)		First Lien - Term Loan	EURIBOR+575	(14)		7.8	7/31/2031	€23,533,714	$26,209	$27,173	3.2
Blue Raven Solutions, LLC				First Lien - Term Loan	SOFR+826	(9)		12.0	12/21/2026	$17,397,993	17,548	17,398	2.0
Crown Subsea Communications Holding, Inc.				First Lien - Term Loan	SOFR+350	(9)	(7)	7.2	1/30/2031	5,000,000	5,041	5,033	0.6
Echo Transaction Company, LLC				First Lien - Term Loan	SOFR+550	(10)		9.2	5/30/2031	12,791,899	12,559	12,553	1.5
Merlin Buyer Inc.				First Lien - Term Loan	SOFR+400	(10)	(7)	7.7	12/14/2028	24,935,233	24,892	25,146	2.9
Steele Solutions, Inc.				First Lien - Term Loan	SOFR+575	(10)		9.4	3/18/2030	24,551,696	24,338	24,333	2.8
Steele Solutions, Inc.	(20)			First Lien - Revolving Credit Facility	SOFR+575	(10)		9.4	3/18/2030	—	(30)	(31)	—
Superior Intermediate LLC				First Lien - Term Loan	SOFR+550	(9)		9.2	12/18/2029	9,357,460	9,194	9,197	1.1
Superior Intermediate LLC	(20)			First Lien - Revolving Credit Facility	SOFR+550	(9)		9.2	12/18/2029	—	(24)	(25)	—
Superior Intermediate LLC	(20)			First Lien - Delayed Draw Term Loan	SOFR+550	(9)		9.2	12/18/2029	—	(61)	(62)	(0.0)
											122,313	123,412	14.4
Commercial & Professional Services
Access CIG, LLC				First Lien - Term Loan	SOFR+400	(9)	(7)	7.7	8/19/2030	$2,570,845	$2,589	$2,474	0.3
AMCP Clean Acquisition Company, LLC				First Lien - Delayed Draw Term Loan	SOFR+425	(10)		7.9	6/15/2030	9,000,000	9,000	8,865	1.0
EagleView Technology Corporation	(8)			First Lien - Term Loan	SOFR+650	(10)	(7)	10.2	8/14/2028	48,393,544	47,422	46,488	5.4
EXEMPLIS LLC	(20)			First Lien - Term Loan	SOFR+525	(9)		8.9	12/22/2032	57,917,936	57,049	57,049	6.6
EXEMPLIS LLC	(20)			First Lien - Revolving Credit Facility	SOFR+525	(9)		8.9	12/23/2030	—	(204)	(204)	(0.0)
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.				First Lien - Term Loan	SOFR+525	(9)		8.9	12/31/2029	60,661,747	59,565	59,903	7.0
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.				First Lien - Delayed Draw Term Loan	SOFR+525	(9)		8.9	12/31/2029	3,200,000	3,161	3,160	0.4
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.				First Lien - Revolving Credit Facility	SOFR+525	(9)		8.9	12/31/2029	1,360,000	1,328	1,327	0.2
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	(20)			First Lien - Delayed Draw Term Loan	SOFR+525	(9)		8.9	12/31/2029	—	(61)	(78)	(0.0)
											179,849	178,984	20.8
Consumer Durables & Apparel
Fabletics, Inc.				First Lien - Term Loan	SOFR+750	(10)		11.2	10/31/2030	$50,672,444	$50,059	$49,684	5.8
Fabletics, Inc.	(20)			First Lien - Delayed Draw Term Loan	SOFR+750	(10)		11.2	10/30/2030	—	-	(40)	—
Olibre Borrower LLC				First Lien - Term Loan	SOFR+575	(10)		9.4	1/3/2030	14,850,000	14,525	14,516	1.7
Step2 Discovery, LLC (Backyard Leisure Intermediate Parent, LLC)				First Lien - Term Loan	SOFR+600	(10)		9.7	12/23/2030	54,186,054	53,242	53,238	6.2
											117,826	117,398	13.7
Consumer Services
BB PEP Bidco, LLC				First Lien - Term Loan	SOFR+675	(11)		10.3	1/13/2030	$11,697,321	$11,451	$11,495	1.3
BB PEP Bidco, LLC				First Lien - Delayed Draw Term Loan	SOFR+675	(10)		10.4	1/13/2030	2,137,589	2,093	2,101	0.2
BB PEP Bidco, LLC	(20)			First Lien - Revolving Credit Facility	SOFR+675	(10)		10.4	1/13/2030	—	(23)	(19)	—
CV Borrower, LLC				First Lien - Term Loan	SOFR+550	(10)		9.2	8/30/2030	6,034,323	5,966	5,968	0.7
Grand Circle Corporation, Grand Circle LLC and The Grand Circle River Cruise Lines LLC				First Lien - Term Loan	SOFR+536	(9)		9.1	9/19/2030	63,819,918	63,351	63,447	7.4
Riser Fitness, LLC				First Lien - Delayed Draw Term Loan	SOFR+685	(9)		10.5	3/14/2030	4,710,482	4,440	4,475	0.5
Riser Fitness, LLC	(20)			First Lien - Revolving Credit Facility	SOFR+685	(9)		10.5	3/14/2030	—	(12)	(9)	—
Ruby Bidco Holdings Limited	(6)	(18)		First Lien - Term Loan	SONIA+500	(15)		9.0	9/12/2032	£16,203,704	$21,561	$21,487	2.5
Ruby Bidco Holdings Limited	(6)	(18)	(20)	First Lien - Delayed Draw Term Loan	SONIA+500	(15)		9.0	9/12/2032	—	(73)	(166)	(0.0)
Solidcore Topco, LLC				First Lien - Term Loan	SOFR+575	(10)		9.4	11/4/2030	$21,481,900	21,134	21,072	2.5
Solidcore Topco, LLC				First Lien - Delayed Draw Term Loan	SOFR+575	(10)		9.4	11/4/2030	3,344,823	3,313	3,281	0.4
Solidcore Topco, LLC	(20)			First Lien - Revolving Credit Facility	SOFR+575	(10)		9.4	11/4/2030	—	(12)	(18)	—
Solidcore Topco, LLC	(20)			First Lien - Delayed Draw Term Loan	SOFR+575	(10)		9.4	11/4/2030	—	(24)	(37)	—
Urban Gym Group B.V.	(6)	(18)		First Lien - Term Loan	EURIBOR+675	(14)		8.8	10/28/2031	€6,410,257	$7,325	$7,387	0.9
Urban Gym Group B.V.	(6)	(18)		First Lien - Delayed Draw Term Loan	EURIBOR+675	(14)		8.8	10/28/2031	427,350	474	454	0.1
Xponential Fitness LLC	(6)			First Lien - Term Loan	SOFR+675	(10)		10.4	12/9/2030	$43,429,404	42,789	42,832	5.0
Xponential Fitness LLC	(6)	(20)		First Lien - Revolving Credit Facility	SOFR+675	(10)		10.4	12/9/2030	—	(31)	(28)	—
											183,722	183,722	21.4

Company	Note		Investment	Reference Rate and Spread (1)	Note		Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Energy
Halcon Holdings, LLC			First Lien - Term Loan	SOFR+790	(10)		11.6	12/26/2028	$13,875,000	$13,549	$13,460	1.6
HighPeak Energy, Inc.	(6)		First Lien - Term Loan	SOFR+765	(10)		11.3	9/29/2028	47,927,914	47,838	47,452	5.5
MidCon Development Finance, LLC			First Lien - Delayed Draw Term Loan	SOFR+600	(10)		9.7	9/28/2029	11,661,500	11,430	11,384	1.3
Phoenix Operating, LLC			First Lien - Term Loan	SOFR+710	(10)		10.8	10/27/2028	33,047,911	32,491	33,014	3.8
Phoenix Operating, LLC			First Lien - Delayed Draw Term Loan	SOFR+710	(10)		10.8	10/27/2028	19,506,689	19,471	19,487	2.3
Roxo Energy Partners IV, LLC			First Lien - Term Loan	SOFR+815	(10)		11.8	10/29/2027	12,956,961	12,752	12,695	1.5
										137,531	137,492	16.0
Equity Real Estate Investment Trusts (REITs)
North America Data Center Acquisition LLC			First Lien - Term Loan	SOFR+500	(12)		8.9	5/8/2030	$12,681,250	$12,596	$12,632	1.5
										12,596	12,632	1.5
Financial Services
Advisor Group Holdings, Inc.			First Lien - Term Loan	SOFR+300	(11)	(7)	6.6	7/30/2032	$9,000,000	$8,979	$9,032	1.1
Apex Group Treasury LLC			First Lien - Term Loan	SOFR+350	(10)	(7)	7.2	2/27/2032	24,874,687	24,804	23,343	2.7
Aretec Group, Inc. (fka RCS Capital Corporation)			First Lien - Term Loan	SOFR+300	(9)	(7)	6.7	8/9/2030	4,987,437	4,998	5,003	0.6
Daintree Bidco Pty Limited	(6)	(20)	First Lien - Term Loan		(16)			11/25/2032	9,000,000	8,865	8,933	1.0
DS Admiral Bidco, LLC	(20)		First Lien - Term Loan	SOFR+425	(10)		7.9	6/26/2031	7,978,777	7,919	7,819	0.9
Edelman Financial Engines Center, LLC, The			First Lien - Term Loan	SOFR+300	(9)	(7)	6.7	4/7/2028	5,969,849	5,989	5,995	0.7
GC FERRY ACQUISITION I INC			First Lien - Term Loan	SOFR+350	(10)	(7)	7.2	8/16/2032	10,250,000	10,102	10,228	1.2
GC FERRY ACQUISITION I INC	(20)		First Lien - Delayed Draw Term Loan	SOFR+350	(10)	(7)	7.2	8/16/2032	—	-	(4)	—
Global Holdings Interco Parent LLC			First Lien - Term Loan	SOFR+560	(9)		9.3	9/16/2027	1,589,546	1,590	1,589	0.2
OneDigital Borrower LLC			First Lien - Term Loan	SOFR+300	(9)	(7)	6.7	7/2/2031	4,656,414	4,656	4,662	0.5
										77,902	76,600	8.9
Food, Beverage & Tobacco
Amy's Kitchen, LLC			First Lien - Term Loan	SOFR+685	(9)		10.5	1/31/2030	$5,099,160	$4,906	$4,889	0.6
Amy's Kitchen, LLC	(20)		First Lien - Delayed Draw Term Loan	SOFR+685	(9)		10.5	1/31/2030	—	(48)	(53)	(0.0)
Badger Finance, LLC			First Lien - Term Loan	SOFR+650	(9)		10.2	11/29/2029	14,625,000	14,016	14,543	1.7
										18,874	19,379	2.3
Health Care Equipment & Services
CD&R Reign Topco, Inc.			First Lien - Term Loan	SOFR+525	(9)		8.9	11/1/2030	$68,980,263	$67,495	$67,774	7.9
CD&R Reign Topco, Inc.	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	(9)		8.9	11/1/2030	—	(199)	(171)	(0.0)
GT Independence Buyer, Inc.			First Lien - Term Loan	SOFR+500	(10)		8.7	11/18/2031	62,071,406	61,455	61,606	7.2
GT Independence Buyer, Inc.			First Lien - Revolving Credit Facility	SOFR+500	(10)		8.7	11/18/2031	5,717,103	5,644	5,662	0.7
GT Independence Buyer, Inc.	(20)		First Lien - Delayed Draw Term Loan	SOFR+500	(10)		8.7	11/18/2031	—	(40)	(61)	(0.0)
MJH HEALTHCARE HOLDINGS, LLC			First Lien - Term Loan	SOFR+275	(9)	(7)	6.4	1/29/2029	4,975,000	4,985	4,448	0.5
										139,340	139,258	16.2
Household & Personal Products
Arkas Bidco Limited	(6)		First Lien - Term Loan	SOFR+600	(10)		9.7	11/18/2032	$25,000,000	$24,504	$24,500	2.9
Sweet Oak Parent LLC			First Lien - Term Loan	SOFR+575	(10)		9.4	8/5/2030	18,354,154	18,148	18,152	2.1
										42,652	42,652	5.0
Insurance
Acrisure, LLC			First Lien - Term Loan	SOFR+300	(9)	(7)	6.7	11/6/2030	$16,914,573	$16,951	$16,883	2.0
Acrisure, LLC			First Lien - Term Loan	SOFR+325	(9)	(7)	6.9	6/20/2032	4,975,000	4,998	4,973	0.6
Alera Group, Inc.			First Lien - Term Loan	SOFR+325	(9)	(7)	6.9	5/30/2032	17,955,000	18,081	18,031	2.1
TRUCORDIA INS HLDGS LLC			First Lien - Term Loan	SOFR+325	(9)		6.9	6/17/2032	12,967,500	13,071	12,870	1.5
										53,101	52,757	6.1
Materials
Alltech, Inc.			First Lien - Term Loan	SOFR+436	(9)	(7)	8.1	8/13/2030	$2,984,962	$3,000	$3,001	0.4
Closure Systems International Group Inc.	(20)		First Lien - Term Loan	SOFR+300	(9)	(7)	6.7	3/22/2029	8,977,215	8,955	8,991	1.1
Clydesdale Acquisition Holdings, Inc.			First Lien - Term Loan	SOFR+318	(9)	(7)	6.9	4/13/2029	20,000,000	20,020	20,003	2.3
G-3 Chickadee Purchaser, LLC			First Lien - Term Loan	SOFR+575	(10)		9.4	10/31/2031	50,000,000	48,779	48,781	5.7
Iris Holding, Inc.			First Lien - Term Loan	SOFR+485	(10)	(7)	8.5	6/28/2028	7,689,708	7,574	7,445	0.9
Shrieve Chemical Company, LLC			First Lien - Term Loan	SOFR+600	(9)		9.7	10/30/2030	7,249,988	7,149	7,105	0.8
Shrieve Chemical Company, LLC			First Lien - Revolving Credit Facility	SOFR+600	(9)		9.7	10/30/2030	168,410	161	158	0.0
Trident TPI Holdings, Inc.			First Lien - Term Loan	SOFR+375	(10)	(7)	7.4	9/15/2028	9,949,749	9,854	9,539	1.1
										105,492	105,023	12.2
Pharmaceuticals, Biotechnology & Life Sciences
CB Biotechnology, LLC			First Lien - Term Loan	SOFR+660	(9)		10.3	3/21/2030	$44,991,769	$44,556	$44,473	5.2
										44,556	44,473	5.2
Real Estate Management & Development
CoreLogic, Inc. (fka First American Corporation, The)			First Lien - Term Loan	SOFR+361	(9)	(7)	7.3	6/2/2028	$8,976,563	$8,968	$8,973	1.0
										8,968	8,973	1.0
Software & Services
Asurion, LLC			First Lien - Term Loan	SOFR+410	(9)	(7)	7.8	8/19/2028	$11,969,072	$11,993	$11,977	1.4

Company	Note			Investment	Reference Rate and Spread (1)	Note		Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Cendyn Group, LLC				First Lien - Term Loan	SOFR+550	(10)		9.2	6/23/2031		15,527,475	15,236	15,236	1.8
Cendyn Group, LLC				First Lien - Revolving Credit Facility	SOFR+550	(10)		9.2	6/23/2031		1,522,488	1,488	1,487	0.2
GS AcquisitionCo, Inc.				First Lien - Term Loan	SOFR+525	(10)		8.9	5/25/2028		8,218,449	8,218	7,972	0.9
GS AcquisitionCo, Inc.				First Lien - Revolving Credit Facility	SOFR+525	(10)		8.9	5/25/2028		22,476	22	21	—
GS AcquisitionCo, Inc.	(20)			First Lien - Delayed Draw Term Loan	SOFR+525	(10)		8.9	5/25/2028		—	(14)	(218)	(0.0)
Kaseya Inc.				First Lien - Term Loan	SOFR+300	(9)	(7)	6.7	3/20/2032		22,470,259	22,617	22,473	2.6
KnowBe4 Inc.				First Lien - Term Loan	SOFR+375	(10)		7.4	7/23/2032		9,000,000	8,981	8,994	1.1
LeadVenture Inc.				First Lien - Term Loan	SOFR+525	(10)		8.9	6/23/2032		10,725,514	10,572	10,605	1.2
LeadVenture Inc.				First Lien - Delayed Draw Term Loan	SOFR+525	(10)		8.9	6/23/2032		674,175	660	651	0.1
LeadVenture Inc.				First Lien - Revolving Credit Facility	SOFR+525	(10)		8.9	6/23/2032		204,808	191	193	0.0
MRI Software LLC				First Lien - Term Loan	SOFR+475	(10)		8.4	2/10/2028		6,912,761	6,933	6,878	0.8
MRI Software LLC				First Lien - Delayed Draw Term Loan	SOFR+475	(10)		8.4	2/10/2028		39,822	39	38	—
MRI Software LLC				First Lien - Revolving Credit Facility	SOFR+475	(10)		8.4	2/10/2028		8,849	9	7	—
Olo Parent, Inc.				First Lien - Term Loan	SOFR+450	(10)		8.2	9/13/2032		29,521,743	29,390	29,522	3.4
Olo Parent, Inc.	(20)			First Lien - Revolving Credit Facility	SOFR+450	(10)		8.2	9/13/2032		—	(13)	—	—
SonicWall, Inc.				First Lien - Term Loan	SOFR+500	(10)	(7)	8.7	5/18/2028		24,009,640	23,838	15,336	1.8
SonicWall, Inc.				First Lien - Term Loan	SOFR+550	(10)		9.2	5/18/2028		14,062,614	13,823	10,547	1.2
												153,983	141,719	16.5
Technology Hardware & Equipment
Watchguard Technologies, Inc.				First Lien - Term Loan	SOFR+525	(9)	(7)	8.9	7/2/2029		$6,716,446	$6,721	$6,695	0.8
												6,721	6,695	0.8
Telecommunication Services
GTT Communications, Inc.				First Lien - Term Loan	SOFR+600	(9)		9.7	4/15/2031		$7,398,484	$7,261	$7,262	0.8
Intermedia Holdings, Inc.				First Lien - Term Loan	SOFR+525	(9)		8.9	4/4/2029		10,509,274	10,345	10,430	1.2
Zacapa S.a r.l.	(6)	(20)		First Lien - Term Loan	SOFR+375	(10)	(7)	7.4	3/22/2029		9,974,114	9,949	9,975	1.2
												27,555	27,667	3.2
Transportation
Jupiter Refuel Canada Buyer, Inc.	(6)	(18)		First Lien - Term Loan	CORRA+525	(13)		7.5	6/30/2031	C$	31,710,241	$22,958	$22,981	2.7
Jupiter Refuel Canada Buyer, Inc.	(6)	(18)		First Lien - Revolving Credit Facility	CORRA+525	(13)		7.5	6/30/2031		767,868	517	542	0.1
Jupiter Refuel Canada Buyer, Inc.	(6)	(18)	(20)	First Lien - Delayed Draw Term Loan	CORRA+525	(13)		7.5	6/30/2031		—	(35)	(27)	—
Jupiter Refuel US Buyer, Inc.	(6)			First Lien - Term Loan	SOFR+525	(10)		8.9	6/30/2031		$2,584,245	2,547	2,571	0.3
Jupiter Refuel US Buyer, Inc.	(6)		(20)	First Lien - Delayed Draw Term Loan	SOFR+525	(10)		8.9	6/30/2031		—	(4)	(3)	—
												25,983	26,064	3.0
Utilities
Lackawanna Energy Center LLC				First Lien - Term Loan	SOFR+300	(10)	(7)	6.7	8/5/2032		$8,838,403	$8,818	$8,885	1.0
												8,818	8,885	1.0
Total non-controlled, non-affiliated debt investments												$1,478,709	1,464,610	170.3
Equity investments
Consumer Services
Riser Fitness, LLC	(19)	(20)		Warrants	N/A			N/A	N/A		$194,344	$194	$441	0.1
												194	441	0.1
Financial Services
Ripple Labs Inc.	(19)			Class A Common Units	N/A			N/A	N/A		$60,000	$15,001	$14,925	1.7
												15,001	14,925	1.7
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(19)	(20)		Warrants	N/A			N/A	N/A		$2,296	$264	$258	0.0
												264	258	0.0
Household & Personal Products
Arkas Topco Limited	(19)	(6)		Preferred Shares	N/A			N/A	N/A		$498,852	$499	$498	0.1
Arkas Topco Limited	(19)	(6)		Ordinary Shares	N/A			N/A	N/A		1,148	1	18	—
												500	516	0.1
Total non-controlled, non-affiliated equity investments												$15,959	16,140	1.9
Total non-controlled, non-affiliated investments												$1,494,668	1,480,750	172.2
Non-controlled, affiliated investments
Debt investments
Consumer Discretionary Distribution & Retail
FR Refuel, LLC				First Lien - Term Loan	SOFR+486	(9)		8.6	11/8/2028		$7,552,354	$7,524	$7,496	0.9
FR Refuel, LLC				First Lien - Delayed Draw Term Loan	SOFR+475	(9)		8.4	11/8/2028		621,887	622	610	0.1
												$8,146	8,106	0.9

Company	Note	Investment	Reference Rate and Spread (1)	Note	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)		Fair Value (4,5)	% of Net Assets
Total non-controlled, affiliated debt investments										$8,146	8,106	0.9
Total non-controlled, affiliated investments										$8,146	8,106	0.9
Total investments										$1,502,814	1,488,856	173.1

Cash Equivalents
BlackRock Liquidity Funds Treasury Trust	(17)		N/A		3.6	N/A		$86,794,571		$86,795	86,795	10.1
Goldman Sachs USD Treasury Liquid Reserves Fund	(17)		N/A		3.6	N/A		$205,463		205	205	0.0
Total cash equivalents										$87,000	87,000	10.1
Total investments and cash equivalents										$1,589,814	1,575,856	183.3

Derivative Instrument						Settlement Date	Notional amount to be purchased		Notional amount to be sold		Fair Value	% of Net Assets
Foreign currency forward contract	(6)					5/14/2026		£5,844		$7,729	$147	0.0
Foreign currency forward contract	(6)					5/14/2026	C$	11,426		$8,234	136	0.0
Foreign currency forward contract	(6)					5/14/2026		€14,779		$17,410	61	0.0
Foreign currency forward contract	(6)					3/11/2026		$22,441		£16,620	41	—
Foreign currency forward contract	(6)					2/2/2026		$28,050		€23,868	(37)	—
Foreign currency forward contract	(6)					4/27/2026		$8,172		€6,972	(64)	(0.0)
Foreign currency forward contract	(6)					6/29/2026		$24,298	C$	33,275	(117)	(0.0)
Total foreign currency forward contracts											$167	0.0

(1)
For each loan, the Company has indicated the reference rate used and provided the spread in effect as of December 31, 2025.
(2)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(3)
$ in thousands. All debt investments are shown at amortized cost.
(4)
$ in thousands. Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. All determinations of fair value of investments are reviewed and approved by the Board. Refer to Note. 5 Fair Value Measurements.
(5)
Negative fair value indicate investment had an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6)
Considered non-qualifying when subject to Section 55(a) of the 1940 Act. As of December 31, 2025, total non-qualifying assets, including respective interest receivable, totaled 14.4% of the Company's total assets.
(7)
Investment is valued using observable inputs and considered a Level 2 investment.
(8)
Investment earned part of investment income as paid-in-kind interest income. Interest rate includes 1.00% of PIK.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2025 was 3.69%.
(10)
The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2025 was 3.65%.
(11)
The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2025 was 3.57%.
(12)
The interest rate on these loans is subject to daily SOFR, which as of December 31, 2025 was 3.87%.
(13)
The interest rate on these loans is subject to 3 month CORRA, which as of December 31, 2025 was 2.26%.
(14)
The interest rate on these loans is subject to 3 month EURIBOR, which as of December 31, 2025 was 2.03%.
(15)
The interest rate on these loans is subject to 3 month SONIA, which as of December 31, 2025 was 3.98%.
(16)
As of December 31, 2025, the deal was unsettled globally and as such no contract information was available.
(17)
The rate shown is the seven-day yield as of December 31, 2025.
(18)
Please see below table detailing fair value and amortized cost for non-USD denominated investments in local currencies.

Issuer	Investment Type	Currency	Cost	FMV
Albion Fortress Intermediate Holdings LLC	First Lien - Term Loan	EUR	22,966	23,122
Jupiter Refuel Canada Buyer, Inc.	First Lien - Term Loan	CAD	31,263	31,543
Jupiter Refuel Canada Buyer, Inc.	First Lien - Revolving Credit Facility	CAD	704	743
Jupiter Refuel Canada Buyer, Inc.	First Lien - Delayed Draw Term Loan	CAD	(48)	(37)
Ruby Bidco Holdings Limited	First Lien - Term Loan	GBP	15,968	15,940
Ruby Bidco Holdings Limited	First Lien - Delayed Draw Term Loan	GBP	(54)	(123)
Urban Gym Group B.V.	First Lien - Term Loan	EUR	6,286	6,286
Urban Gym Group B.V.	First Lien - Delayed Draw Term Loan	EUR	407	386

(19)
These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers as private warrants.

See additional information regarding these securities below:

Issuer	Acquisition Date
Ripple Labs Inc.	11/6/2025
Amy's Kitchen, LLC	6/30/2025
Riser Fitness, LLC	3/14/2025
Arkas Topco Limited	11/19/2025

(20)
All of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6- "Debt"). For all other debt investments, which are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

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

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company expects to elect to be treated, and the Company intends to qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), effective August 1, 2025. As a BDC and a RIC, the Company will be required to comply with certain regulatory requirements.

The Company is managed by FPLF Management LLC (in its capacity as investment adviser, the "Adviser"), an indirect subsidiary of Fortress Investment Group LLC ("Fortress"), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the "Investment Advisory Agreement"). See further discussion in Note 3 – "Related Party Transactions and Agreements" to our consolidated financial statements. Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the "SEC").

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of December 31, 2025, non-qualifying assets totaled 14.4% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company has an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is comprised of the Company’s co-chief executive officers and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations ("net income"). In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of distributions to the Company’s Shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the Consolidated Statement of Financial Condition as "Total Net Assets" and the significant segment expenses are listed on the Consolidated Statement of Operations as "Operating Expenses."

Restricted Cash, Restricted Foreign Currencies and Restricted Cash Equivalents

Restricted cash, restricted foreign currencies and restricted cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. See reconciliation under "Cash, Foreign Currencies and Cash Equivalents" for totals as of December 31, 2025.

Cash, Foreign Currencies and Cash Equivalents

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

The table below details cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies and restricted cash equivalents as of December 31, 2025.

($ in thousands)	Restricted cash, foreign currencies and cash equivalents	Cash, foreign currencies and cash equivalents	Total[2]
Cash	$2,364	$4,247	$6,611
Foreign currencies	1,100	502	1,602
Cash equivalents[1]	60,063	26,937	87,000
Total	$63,527	$31,686	$95,213
[1]Total cash equivalents agrees to amounts disclosed in the Consolidated Schedule of Investments.
[2]Total cash, foreign currencies, cash equivalents and restricted cash, restricted currencies, restricted cash equivalents agrees to amounts disclosed in the Consolidated Statement of Cash Flows.

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

The Company records its investments at fair value, in accordance with U.S. GAAP. Fair value is defined under U.S. GAAP as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See further discussion in Note 5 - "Fair Value Measurements."

The value of any investment or other asset held by the Company as of any date will be determined by the Adviser in good faith and in accordance with the principles set forth below and the Adviser will determine, in its discretion, the appropriate hedge positions intended for such investment. Investment transactions will be recorded on the trade date. Realized gains or losses will be measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to net change in unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses will primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

The value of investments that are not listed on an exchange, are not traded over-the-counter and for which no third party pricing sources are available (which may include trade claims, mortgage loans, corporate loans, consumer loans, leases, property, private securities and other receivables and assets), as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in good faith by our Adviser, who, following the BDC Election, was appointed as the Board’s Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), no less frequently than monthly. The determination of fair market value may be aided by one or more independent valuation agents selected by the Adviser no less frequently than quarterly (with certain de minimis exceptions), and such valuations shall reflect any credit risk associated with such investments where deemed appropriate. When the Adviser deems it necessary or advisable, investments may be valued based on proprietary pricing models developed by the Adviser or independent valuation agents. All assets and liabilities initially will be valued in the applicable local currency and then translated into U.S. dollars using the applicable exchange rate on the date of determination.

If the Adviser determines that the value of any investments as determined pursuant to this section does not accurately reflect the fair value of such investments, the Adviser shall value such investments as it reasonably determines. If the Adviser determines that any investment is so thinly traded that the Company would be unable to dispose of the Company’s position in such investment within a reasonable time frame at the market price, then the Company may apply a discount to the value of such investment in an amount that it, in its discretion, deems appropriate. The Adviser’s valuation committee approves final investment valuations.

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

Net realized and net change in unrealized gain/(loss) on forward foreign currency contracts are reflected in the Consolidated Statement of Operations. The below table details the Company's reconciliation of gross to net balances expressed in thousands:

Counterparty	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts offset in the Consolidated Statement of Financial Condition	Net Amount of Asset/(Liabilities) Presented on the Consolidated Statement of Financial Condition	Cash Collateral (Received) /Pledged	Net Amount

Bank of Nova Scotia	$385	$(218)	$167	$—	$167
Bank of Nova Scotia	(218)	218	—	—	—
Total	$167	$—	$167	$—	$167

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia		£5,844		$7,729	5/14/2026	$147	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia	C$	11,426		$8,234	5/14/2026	136	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,410	5/14/2026	61	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$22,441		£16,620	3/11/2026	41	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$28,050		€23,868	2/2/2026	(37)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$8,172		€6,972	4/27/2026	(64)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,298	C$	33,275	6/29/2026	(117)	Unrealized gain on forward foreign currency contracts
					Total	$167

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

Following its BDC Election, the Company complies with Rule 18f-4 under the 1940 Act, which requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as "limited derivatives users" from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. The Company qualifies and intends to continue to qualify as a "limited derivatives user." The Company has adopted a derivatives policy and complies with the recordkeeping requirements of Rule 18f-4.

The private warrants held by the Company and included in the Consolidated Schedule of Investments are classified as equity investments not as a derivative instrument. See further discussion in Note 2 - "Summary of Significant Accounting Policies" under the "Investments" section.

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

As of December 31, 2025, and December 31, 2024, the Company had no non-accrual debt investments.

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

For the year ended December 31, 2025, the Company recorded $5.3 million of organization costs in the Consolidated Statement of Operations.

Offering costs include legal, accounting, third party transfer agent, printing and other expenses associated with the preparation of a registration statement in connection with the Initial Share Offering and any subsequent offering of Shares. Offering costs are capitalized as deferred offering costs on the Consolidated Statement of Financial Condition and amortized to expense over a twelve-month period. For deferred offering costs incurred prior to the Initial Share Issuance, amortization commenced upon August 1, 2025.

As of December 31, 2025, the Company recorded $0.7 million of deferred offering costs, capitalized, within the Consolidated Statement of Financial Condition. Upon the Initial Share Issuance, the Company began amortizing the deferred offering costs over a 12 month period. As of the year ended December 31, 2025, $0.4 million of offering costs were amortized in the Consolidated Statement of Operations.

Since inception, the Adviser has elected to pay certain organization costs under the Amended and Restated Expense Support and Conditional Reimbursement Agreement ("Expense Support Agreement"). Expense support amounts fronted by the Adviser will be subject to recoupment under to terms of the Expense Support Agreement. See discussion in Note 3 - "Related Party Transactions and Agreements" for additional disclosure.

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

Foreign Currency Translation

Assets and liabilities that are denominated in foreign currencies were translated into U.S. dollars at the closing rates of exchange on December 31, 2025. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company includes that portion of the results of operations resulting from changes in foreign exchange rates on investments in net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations. All other foreign currency translation gain/(loss) is included in the net realized and net change in unrealized foreign currency translation gain/(loss) on the Consolidated Statement of Operations.

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

The Company expects to make a RIC Election when it files its U.S. federal income tax return for the taxable year that begins, August 1, 2025 ending December 31, 2025. As of the BDC Election, it is expected the Company will be treated as a RIC for U.S. federal income tax purposes. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes (at least annually) to its shareholders as distributions. Rather, any U.S. federal income tax liability related to amounts distributed by the Company represents obligations of the Company’s shareholders.

If the Company fails to distribute in a timely manner an amount at least equal to the sum of (i) 98% of the Company’s ordinary income for the calendar year, (ii) 98.2% of the amount by which the Company’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax (collectively, the "Excise Tax Distribution Requirements"), the Company will be subject to a 4% nondeductible U.S. federal excise tax on the amount by which it does not meet the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year-end (or earlier if estimated taxes are paid). See further discussion in Note 9- "Federal Income Tax Matters."

New Accounting Pronouncements

On December 14, 2023, the FASB issued Accounting Standards update ("ASU"), ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aimed to improve transparency of tax information for investors and enhance income tax disclosures. The update requires the Company to provide a breakdown of total income tax paid, net of refunds, by jurisdiction if the amount exceeds materiality. The amendments under this ASU were effective for fiscal year ends beginning after December 31, 2024 and hence the Company adopted this ASU for the year ending December 31, 2025. Total income taxes paid during the period were all related to U.S. federal tax liability requirements, and no jurisdictional breakdown was required.

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

Management Fee

The Company pays to the Adviser a management fee (the "Management Fee") at an annual rate of 1.3% of the Company’s net assets, payable quarterly in arrears, calculated as of the end of the most recently completed calendar quarter and adjusted for any Share issuances, repurchases, dividends or distributions during the relevant calendar quarter. For purposes of determining the Management Fee, the Company’s net assets means its total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Adviser has agreed to waive the Management Fee for (i) the period prior to the BDC Election, and (ii) the 6-month period following the date of the first closing following the BDC Election (the "Initial Fee Waiver"). The Initial Fee Waiver is not subject to recoupment by the Adviser. The Management Fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

For the year ended December 31, 2025, the Company recorded the management fee of $4.2 million and corresponding management fee waiver pursuant to the Initial Fee Waiver of $4.2 million within the Consolidated Statement of Operations.

Incentive Fee

The Company pays to the Adviser an incentive fee that consists of two parts. In any given quarter, one part of the incentive fee may be payable while the other is not. The first part of the incentive fee (the "Investment Income Incentive Fee") is calculated and payable on a quarterly basis, in arrears, and equals 12.5% of Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.5% (i.e., 6.0% annualized), or "Hurdle Rate," measured on a quarterly basis and a "catch-up" feature.

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

The Company will pay the Adviser an Investment Income Incentive Fee in each calendar quarter as follows:

•
No Investment Income Incentive Fee will be payable to the Adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate for such calendar quarter;
•
100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 1.715% for that calendar quarter will be payable to the Adviser. The Company refers to this portion of the Pre-Incentive Fee Net Investment Income as the "catch-up"; and
•
12.5% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds 1.715% in any calendar quarter is payable to the Adviser.

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

For the year ended December 31, 2025, the Company recorded the Investment Income Incentive Fee of $4.1 million, and corresponding investment income fee waiver of $0.2 million, within the Consolidated Statement of Operations. The Company recorded an Investment Income Incentive Fee waiver for the year ended December 31, 2025, representative of fees waived by the Adviser for June 2025 and July 2025 income, as the Adviser elected to waive in the period prior to the BDC Election.

For the year ended December 31, 2025, the Company paid $1.3 million of Investment Income Incentive Fees. The Company recorded an Investment Income Incentive Fee payable of $2.5 million, as of December 31, 2025.

The second part of the incentive fee (the "Capital Gains Incentive Fee") is an annual fee that is determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 12.5% of cumulative realized capital gains, if any, determined on a cumulative basis from the commencement of the Company’s investment operations (based on the fair value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the commencement of the Company’s investment operations (based on the fair value of each investment as of such date) through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

As of December 31, 2025, there was no Capital Gains Incentive Fee accrued. As investment operations had not yet commenced, no Capital Gains Incentive Fee was recorded as of December 31, 2024.

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

Amended and Restated Expense Support and Conditional Reimbursement Agreement

The Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser as of June 3, 2025, pursuant to which the Adviser may elect to pay certain of the Company’s expenses (including organization and offering costs, excluding interest expense and distribution fees) on the Company’s behalf (each, an "Expense Payment"). If the Adviser elects to pay certain of the Company’s expenses, the Adviser may be entitled to reimbursement of such expenses from the Company, subject to the terms of the Expense Support Agreement, summarized below. Following any calendar quarter the Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company's Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (as further defined below under "Excess Operating Funds"), then the Company will be required make a payment to the Adviser (each a "Reimbursement Payment"). Reimbursement Payments to the Adviser will be accrued as they become probable or estimable or as certain conditions in the Expense Support Agreement are triggered.

Expense Payments are recorded in the Company’s Consolidated Statement of Operations, classified under the appropriate operating expense caption offset by the total amount of Expense Payments made by the Adviser captioned as Expense Support. The Company's obligation to make a Reimbursement Payment will be recorded as a payable on the last business day of the applicable calendar quarter, and will be paid as promptly as possible following such applicable calendar quarter and in no event later than forty-five days after the end of such applicable quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

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

"Excess Operating Funds" are defined as the calendar quarter when Available Operating Funds exceed the cumulative distributions accrued to the Company’s Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter,

The Company will utilize such Excess Operating Funds, or a portion thereof, to make a Reimbursement Payment to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of the applicable quarter have been reimbursed. The Reimbursement Payment for any calendar quarter will equal the lesser of (i) the

Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments that have not been reimbursed within three years prior to the last business day of such calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement. Reimbursement Payments are recorded in the Company’s Consolidated Statement of Operations as Expense Reimbursement. In a calendar quarter with Excess Operating Funds, a payable is recorded in the Consolidated Statement of Financial Condition for the amount of the Reimbursement Payment due to the Adviser.

For the year ended December 31, 2025, the Company recorded $5.3 million of expense support in the Consolidated Statement of Operations. The total amount of expense support was related to the Company's organization costs. See further discussion in Note 2 - Summary of Significant Accounting Policies under the "Organization and Offering Costs" section.

Excess Operating Funds were generated for the quarters ending September 30, 2025 and December 31, 2025, however, the Adviser elected to waive its right to receive any Reimbursement Payment and as such, no corresponding payable was recorded in the Statement of Financial Condition. The Expense Payments remain eligible for Reimbursement Payment in the future in accordance with the recoupment period defined in the Expense Support Agreement.

The Administrator

The Administrator provides, or oversees the performance of, certain administrative and compliance services pursuant to the "Administration Agreement." The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations pursuant to the Administration Agreement. The Administrator is an affiliate of Fortress and may provide (including through its affiliates) similar services to other existing or future investment funds or accounts managed by Fortress or any of its affiliates (the "Fortress Managed Accounts"), provided that, except where otherwise specifically stated in the Company's registration statement on Form 10, Fortress Managed Accounts shall not include investment funds and accounts managed by (i) the indirect owner(s) of Fortress or (ii) any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress). To the extent that the Administrator provides administrative services to other Fortress Managed Accounts, any of the costs and expenses associated with the Administrator’s personnel overhead (including rent, office equipment and utilities) or incurred by the Administrator in performing its administrative obligations, will be borne by the Company based on its allocable share of the costs, on an estimated basis. Notwithstanding the foregoing, in circumstances where the Administrator reasonably believes that an allocation of such expenses or the amount allocated to the Company and/or other Fortress Managed Accounts would produce an inequitable result to the Company and/or other Fortress Managed Accounts, the Administrator may allocate such expenses in a fair and equitable manner. Such allocations will be subject to review and approval by the Board on a periodic basis.

Transaction with an Affiliate

In June 2025, the Company purchased a group of loans totaling $165.1 million of commitments from a fund managed by an affiliate of the Adviser and in which certain of our trustees and officers and members of the Investment Committee may have indirect pecuniary interests. The loans were purchased at fair value for $147.5 million, which was determined by management with the use of third party independent valuation agents.

4. Investments

The table below presents the Company's investments at amortized cost and fair value as of December 31, 2025 expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,472,716	98.9%	$1,486,855	98.9%
Preferred equity investments	16,140	1.1%	15,959	1.1%
Total	$1,488,856	100.0%	$1,502,814	100.0%

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The table below presents investments by industry composition based on fair value as of December 31, 2025 expressed in thousands:

Industry	Fair Value	% Fair Value
Consumer Services	$184,163	12.4%
Commercial & Professional Services	178,984	12.0
Software & Services	141,719	9.5
Health Care Equipment & Services	139,258	9.4
Energy	137,492	9.2
Capital Goods	123,412	8.3
Consumer Durables & Apparel	117,398	7.9
Materials	105,023	7.1
Financial Services	91,525	6.2
Insurance	52,757	3.5
Pharmaceuticals, Biotechnology & Life Sciences	44,473	3.0
Household & Personal Products	43,168	2.9
Telecommunication Services	27,667	1.9
Transportation	26,064	1.8
Food, Beverage & Tobacco	19,637	1.3
Equity Real Estate Investment Trusts (REITs)	12,632	0.9
Automobiles & Components	10,825	0.7
Real Estate Management & Development	8,973	0.6
Utilities	8,885	0.6
Consumer Discretionary Distribution & Retail	8,106	0.5
Technology Hardware & Equipment	6,695	0.5
Total	$1,488,856	100%

The table below presents investments by geographic composition based on fair value as of December 31, 2025 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$1,362,534	91.5%
United Kingdom	73,509	4.9
Canada	26,064	1.8
Panama	9,975	0.7
Australia	8,933	0.6
Netherlands	7,841	0.5
Total	$1,488,856	100.0%

5. Fair Value Measurements

Assets and liabilities recorded at fair value are classified and disclosed based upon a fair value hierarchy as described below. The fair value hierarchy prioritizes and ranks the levels of observability of inputs used in measuring investments at fair value. The observability of inputs is impacted by multiple factors, including the type of investment and the characteristics specific to the investment. Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will generally have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. Levels are based on the lowest level of significant input to valuation. See further disclosure related to valuation in Note 2- Summary of Significant Accounting Policies.

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

The following table presents the valuation of the Company’s investment portfolio at fair value as of December 31, 2025 by level within the fair value hierarchy:

($ in thousands)	Level 1	Level 2	Level 3	Total
First lien debt investments	$—	$325,853	$1,146,863	$1,472,716
Preferred equity investments	—	—	16,140	16,140
Foreign currency forward transactions	—	167	—	167
Cash equivalents	87,000	—	—	87,000
Total Assets and Liabilities at Fair Value	$87,000	$326,020	$1,163,003	$1,576,023

The following tables present a roll forward of the amounts in the Consolidated Statement of Financial Condition of the Company’s investment portfolio for the period from January 1, 2025 to December 31, 2025, classified by the Company within Level 3 of the fair value hierarchy. When a determination is made to classify an investment within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the year ended December 31, 2025.

	For the Year Ended
	December 31, 2025
($ in thousands)	First lien debt investments	Preferred equity investments	Total
Fair value, December 31, 2024	$—	$—	$—
Purchases/Borrowings	1,215,930	15,959	1,231,889
Sales and Settlements/Paydowns	(67,694)	—	(67,694)
Accretion of discount/amortization of premium	1,004	—	1,004
Total net realized and net change in unrealized gain/(loss)
on investments	(2,377)	181	(2,196)
Fair value, December 31, 2025	$1,146,863	$16,140	$1,163,003

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

As of December 31, 2025, all Level 3 investments were included in the following table.

Certain asset categories, fair value amounts, valuation techniques and significant unobservable inputs are disclosed in the table and represent investments held directly by the Company, it is not intended to be all inclusive. The asset categories presented within the table may be more disaggregated than the categories presented within the Consolidated Schedule of Investments in order to further describe the valuation characteristics and align with the fair value methods described herein.

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$963,798	Discounted Cash Flow	Discount Rate	8.3%-25.4%	10.2%
			Interest Rate Volatility	30.0%	30.0%
	129,827	Broker Quotes	Broker Quotes	N/A	N/A
	53,238	Transactional Value	Transaction Price	N/A	N/A

Preferred equity investments	$14,925	Monte-Carlo Simulation	Comparable Company Quotes	137.15	137.15
			Call Option Term	4 years	4 years
			Drift	14.5%	14.5%
			Volatility	82.5%	82.5%
	717	Valuation Multiple	LTM EBITDA	7.3x-12.3x	8.3x
			Illiquidity Discount	10.0%	10.0%
	498	Discounted Cash Flow	Discount Rate	10.1%	10.1%

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of December 31, 2025, the majority of the investments purchased by the Company were purchased alongside other funds, accounts and clients managed by the Adviser or its affiliates pursuant to the conditions of the Co-Investment Exemptive Order, as applicable.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Company’s asset coverage ratio was 231%.

The table below presents outstanding debt obligations as of the following periods:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$211,500	$188,500	$(4,399)	$207,101
BAML ABL Credit Facility	150,000	146,700	3,300	(738)	145,962
Scotiabank ABL Facility	600,000	299,286	300,714	(4,752)	294,534
Total Debt	$1,150,000	$657,486	$492,514	$(9,889)	$647,597

1The amount available may be subject to limitations related to each credit facility's borrowing base.

As of December 31, 2024, the Company had not entered into any debt obligations.

As of December 31, 2025, the Company’s debt obligations are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3.

The table below presents the components of interest expense for all debt obligations for the period presented:

($ in thousands)	For the Year Ended December 31, 2025
Interest expense	$11,356
Amortization of debt issuance costs	1,362
Total Interest Expense	$12,718

Weighted average interest rate[1]	6.1%
Weighted average daily outstanding borrowings	$201,498

1Averages are calculated based on annualized amounts.

Subscription Facility

On March 7, 2025, the Company entered into a revolving credit facility (the "Subscription Facility") with Scotiabank for a total commitment of $400 million. The scheduled maturity date of the Subscription Facility was March 6, 2026. The Subscription Facility can be drawn upon, at the discretion of the Company, for any purpose expressly permitted in the Company’s organizational and offering documents, including to purchase portfolio investments and for working capital purposes. The Subscription Facility is secured by the unfunded commitments of the Seed Investors. The interest rate generally applicable to the loans advanced under the Subscription Facility is the applicable SOFR rate plus 2.35% per annum.

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

Scotiabank Revolving Credit Facility

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotiabank Revolving Credit Agreement"), by and among the Company, the lenders and issuing banks party thereto from time to time and Scotiabank, as administrative agent, which provides for a senior secured revolving credit facility (the "Scotiabank Revolving Credit Facility") with a total commitment of $400 million, which includes a $50 million sublimit for swingline loans and a $30 million sublimit for the issuance of letters of credit. The Company may request an increase to the commitment up to $800 million to the extent the lenders (existing and new lenders) agree to provide the additional commitment. The scheduled maturity date of the Scotiabank Revolving Credit Facility is August 5, 2030 (the availability period under the Scotiabank Revolving Credit Facility will terminate on August 3, 2029). The Scotiabank Revolving Credit Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

The interest rate under the Scotiabank Revolving Credit Facility is either Daily Simple RFR, Term SOFR (or other term benchmark rate) or Alternate Base Rate (defined as the greater of (a) zero and (b) the highest of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5% and (iii) the rate per annum equal to Term SOFR plus 1.00%) plus an applicable margin equal to (I) (a) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is less than 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 1.100% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 2.100% per annum; or (b) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.975% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.975% per annum. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotiabank Revolving Credit Facility.

The Scotiabank Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments (as defined in the Scotiabank Credit Agreement), transactions with Affiliates (as defined in the Scotiabank Credit Agreement) and certain financial covenants related to the Company’s asset coverage ratio and minimum shareholders’ equity and other maintenance covenants.

The obligations of the Company pursuant to the Scotiabank Revolving Credit Agreement is secured by a first-priority security interest in substantially all of the assets of the Company (not pledged to other facilities).

BAML ABL Credit Facility

On September 29, 2025, the Company, (through wholly owned subsidiaries FPLF BA Holdings Finance LLC, as borrower and FPLF BA Holdings Finance CM LLC, as servicer) entered into a Credit Agreement (the "BAML ABL Credit Agreement") with Bank of America, N.A., as administrative agent and each of the lenders from time to time party thereto, which provides for a revolving credit facility (the "BAML ABL Credit Facility") with a total commitment of $150 million. On March 29, 2026, the total commitment will increase to $300 million. The scheduled maturity date of the BAML ABL Credit Facility is March 29, 2029. Borrowings under the BAML ABL Credit Agreement may take the form of base rate loans, SOFR loans, alternative currency daily rate loans, alternative currency term rate loans or Canadian prime rate loans.

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

The BAML ABL Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments, transactions with Affiliates and certain financial covenants related to the Company’s borrowing base and interest coverage ratio.

The obligations of the Company pursuant to the BAML ABL Credit Agreement is secured by a first-priority security interest in certain assets of the Company (not pledged to other facilities).

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC and FPLF NS Holdings Finance DAC entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer and each of the loan parties thereto, which provides for a revolving and term loan credit facility (the "Scotiabank ABL Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans.

Borrowings under the Scotiabank ABL Credit Agreement will bear interest at a rate per annum equal to the Applicable Rate based upon the Alternate Base Rate defined said agreement. Generally, the Applicable Rate is calculated to include an applicable margin above the applicable Benchmark, which applicable margin will vary between 1.40% and 1.775% depending on the make-up of the portfolio, and increasing by 0.50% after the Reinvestment Period. In all cases, the Benchmark is subject to a floor of 0%.

The obligations of the Company pursuant to the Scotiabank ABL Credit Agreement is secured by a first-priority perfected lien on, and security interest in, certain assets of the Company (not pledged to other facilities).

7. Net Assets

Subscriptions

The Company holds monthly closings in connection with the Offering, in which the Company will issue Shares to investors for immediate cash investment. Each of the Company’s closings in connection with the Offering will be conducted in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended ("1933 Act"), including the exemption provided by Section 4(a)(2) of the 1933 Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the 1933 Act. In addition, we may continue to allow certain investors to fund their investment in the Company over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by the Company. The Company reserves the right to conduct additional offerings of securities in the future in addition to the Offering. Moreover, although the Company intends to issue Shares on a monthly basis, the Company retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons.

The Shares are not subject to upfront selling commissions or annual ongoing shareholder servicing fees.

We may continue to allow certain investors to fund their investment in the Company over time through drawdowns of their capital commitments in lieu of fully funding their investment on the date their subscription agreement is accepted by the Company. With respect to unfunded capital commitments, we will draw down on such commitments over time, on an as-needed basis by delivering a drawdown notice to each investor. All purchases of Shares pursuant to the capital commitments will generally be made pro rata in accordance with remaining capital commitments of all investors at a per Share price equal to NAV per Share as of the previous month close.

Capital Activity

The table below summarizes the Shares issued and net proceeds during the following periods:

		($ in thousands)
Subscriptions Effective	Shares Issued	Net Proceeds
Year ended December 31, 2025
August 1, 2025	30,501,210	$762,530
September 1, 2025	31,969	800
October 1, 2025	1,358,688	33,976
November 1, 2025	1,004,436	25,000
December 1, 2025	1,852,351	46,010
	34,748,654	$868,316

As of December 31, 2025, the Company had $94.3 million of unfunded capital commitments.

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

Period from Initial Share Issuance to December 31, 2025	NAV Per Share
August 1, 2025	$25.00
August 31, 2025	25.02
September 30, 2025	25.01
October 31, 2025	24.89
November 30, 2025	24.84
December 31, 2025	24.64

Distributions

The Company intends to declare monthly distribution amounts per share of beneficial interest, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s distributions with a record date during the following periods:

Declaration Date[1]	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared
August 27, 2025	August 31, 2025	September 30, 2025	30,501,210	0.1458	$4,448
September 30, 2025	September 30, 2025	October 31, 2025	30,566,728	0.1512	4,621
October 23, 2025	October 31, 2025	November 25, 2025	31,960,592	0.1563	4,995
November 19, 2025	November 30, 2025	December 23, 2025	33,002,936	0.1659	5,476
December 17, 2025	December 31, 2025	January 27, 2026	34,892,021	0.1708	5,958
Total distributions declared for from the period of Initial Share Issuance to December 31, 2025					$25,499

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

Distribution Reinvestment Plan

The Board approved the distribution reinvestment plan ("DRIP") on July 14, 2025. The DRIP provides for reinvestment of any cash distributions on behalf of shareholders who have enrolled in the DRIP. Shareholders who have enrolled in the DRIP will have their cash distribution automatically reinvested in additional Shares, rather than receiving the cash distribution.

The following table summarizes the Company's distributions reinvested for the year ended December 31, 2025:

				($ in thousands)
Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value
August 31, 2025	September 1, 2025	33,548	$25.02	$840
September 30, 2025	October 1, 2025	35,175	25.01	880
October 31, 2025	November 1, 2025	37,908	24.89	944
November 30, 2025	December 1, 2025	36,735	24.84	912
		143,367		$3,575

Share Repurchase Program

At the discretion of the Board and beginning no later than 12 months following August 1, 2025, the date on which the Company made its BDC Election, the Company intends to commence a share repurchase program in which the Company intends to offer to repurchase up to 5% of its Shares outstanding (either by number of Shares or aggregate net asset value) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company's best interest and the best interest of the Shareholders. The Company will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO.

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable month designated by the Board, less 2.0% from such net asset value for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the repurchase date. Shares tendered for repurchase will be treated as having been repurchased on a "first in-first out" basis. The Early Repurchase Deduction will not apply to Shares acquired through the Fund's dividend reinvestment plan. The Early Repurchase Deduction will apply uniformly to all Shares regardless of class. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of a Shareholder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a Shareholder's Shares are repurchased because the Shareholder has failed to maintain the minimum account balance, if any. The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement and in other circumstances where the Board determines that doing so is in the best interests of the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis.

8. Earnings per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations:

For the Year Ended
($ in thousands, except share amounts)	December 31, 2025
Earnings available to shareholders	$14,121
Basic and diluted weighted average shares outstanding	32,184,697
Basic and diluted earnings per share	$0.4387

9. Federal Income Tax Matters

The Company expects to make a RIC Election when it files its U.S. federal income tax return for the taxable year that begins, August 1, 2025 ending December 31, 2025. The Company currently qualifies and intends to qualify annually for the tax treatment applicable to RICs. A RIC generally is not subject to U.S. federal income taxes on distributed income and gains so long as it meets certain source-of-income and asset diversification requirements and it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. Rather, any tax liability related to income earned by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. The Company intends to make sufficient distributions to maintain its RIC status each year and it does not anticipate paying any material United States federal income taxes in the future.

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward such taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required. If the Company determines that its estimated current year taxable income will exceed its estimated distributions for the current year from such income, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. For the year ended December 31, 2025, the Company recorded an expense of $0.1 million, for U.S. federal excise tax, which is included in tax expense in the Consolidated Statement of Operations. Differences between taxable income and net increase in net assets resulting from operations either can be temporary, meaning they will reverse in the future, or permanent. Permanent tax differences are reclassified from accumulated undistributed earnings to paid-in-capital at the end of each year and have no impact on total net assets. For the year ended December 31, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes paid, non-deductible offering costs, and various differences associated with conversion from being taxed as a partnership as follows:

($ in thousands)	For the Year Ended December 31, 2025
Additional paid-in capital	$1,462
Accumulated undistributed earnings	(1,462)

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid was as follows:

($ in thousands)	For the Year Ended December 31, 2025
Ordinary Income	$25,499

The following table sets forth the tax cost basis and the estimated aggregate gross unrealized gain (loss) on investments for federal income tax purposes:

($ in thousands)	For the Year Ended December 31, 2025
Tax cost of investments	$1,503,544
Unrealized appreciation	$3,751
Unrealized depreciation	(18,489)
Net unrealized appreciation/(depreciation)	$(14,738)

At December 31, 2025, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Financial Condition by temporary and other book/tax differences, primarily relating to the tax adjustments on the basis of underlying assets on conversion from a partnership, as follows:

($ in thousands)	For the Year Ended December 31, 2025
Undistributed ordinary income	$1,722
Other accumulated losses	(534)
Net change in unrealized appreciation (depreciation)	(14,738)
Accumulated undistributed earnings on a tax basis	$(13,550)

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. For the fiscal year ending December 31, 2025, the Company did not defer any capital losses.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2025, the Company did not elect to defer any ordinary losses, short-term capital losses or long-term capital losses.

FPL Equity Holdings LLC, a wholly owned subsidiary or (the "Corporate Subsidiary"), is subject to U.S. federal and state income taxes. The taxable entity is not consolidated for income tax purposes and may generate income tax assets or liabilities that reflect the net tax effect on temporary differences between the carrying amount of the assets and liabilities for financial reporting and tax purposes and tax loss carryforwards.

The Corporate Subsidiary recorded a provision for income tax expense (benefit) for the year ending December 31, 2025. This provision for income tax expense (benefit) is comprised of the following current and deferred income tax expense (benefit):

($ in thousands)	Current	Deferred	Total
Tax Expense/(Benefit)	—	50	50

Components of the Corporate Subsidiary's deferred tax assets and liabilities are as follows:

($ in thousands)
Deferred Tax Liabilities:
Net unrealized appreciation/(depreciation) on investments	$51
Deferred Tax Assets:
Net operating loss carried forward	(1)
Net Deferred Tax (Asset)/Liability	$50

The Corporate Subsidiary reviews the recoverability of its deferred tax assets based upon the weight of available evidence. When assessing the recoverability of its deferred tax assets, significant weight is given to the effects of potential future income, realized and unrealized gains on investments and the period over which these deferred tax assets can be realized. Currently, any ordinary losses that may be generated by the Corporate Subsidiary may be carried forward indefinitely, subject to a limitation of 80% of taxable income each year.

Total income tax (current and deferred) is computed by applying the federal statutory income tax rate of 21% and estimated applicable state tax statutory rates (net of federal benefit) to net investment income and realized and unrealized gains/(losses) on investments before taxes:

($ in thousands)
Income tax expense at federal statutory rate of 21%	$50
Other differences	—
Total Income Tax Expense	$50

The Corporate Subsidiary recognizes the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained assuming examination by tax authorities. Management has analyzed the Corporate Subsidiary's tax positions, and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on U.S tax returns and state tax returns filed since inception of the Corporate Subsidiary. The Corporate Subsidiary is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next 12 months.

10. Financial Highlights

The following represents ratios to net assets for the period from January 1, 2025 to December 31, 2025. No ratios have been calculated for the period from January 25, 2024 (inception) to December 31, 2024 because there was no investment activity.

Per Share Data[1]	Year Ended December 31, 2025
Net asset value at Initial Share Issuance	$25.00
Net investment income (loss)	0.89
Net change in unrealized gains (loss) and net realized gains (losses)	(0.44)
Net increase (decrease) in net assets from operations	25.45
Capital Activity

Distributions	(0.81)
Net increase (decrease) in capital activity	(0.81)
Net asset value at end of period	$24.64

Total return	4.2%

Ratios[3]
Ratio of expenses before expense support and fee waivers to average net assets	9.1%
Expense support and fee waivers to average net assets[2]	(2.9)
Ratio of expenses after expense support and fee waivers to average net assets	6.2
Ratios of net investment income (loss) to average net assets	8.5
Portfolio turnover rate	30.1%

1 The per share data was derived by using the weighted average shares outstanding for the period August 1, 2025 through December 31, 2025. August 1, 2025 constitutes the Initial Share Issuance.

'2 Represents expenses the Adviser has elected to pay (in accordance with the Expense Support Agreement) and fees elected to waive on behalf of the Company.

'3The ratios to average net assets were calculated using the average net assets for the year ended December 31, 2025. As the Company did not issue shares until August 1, 2025, the average net assets is lower and the ratios are higher than if the Company had issued capital at the beginning of the year.

Income and expenses have not been annualized in calculating these ratios.

11. Risks and Uncertainties

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

There is no clearing house for bank loans and other interests, nor is there a depository for custody of any such interests. The processes by which these interests are cleared, settled and held in custody are individually negotiated between the parties to the transaction. This subjects the Company to operational risk to the extent that there are delays and failure in these processes. The Company invests in loans, including loans issued by or related to companies that are experiencing various forms of financial, operational, legal, and/or other distress or impairment. The Company’s investments may be noninterest bearing, unsecured, and/or subordinated to other claimants. Until the investments are sold or mature, the Company is exposed to credit risk relating to whether the obligor will meet its obligation when it comes due. The terms of the bank loans may require the Company to extend to a borrower additional credit, or provide funding for any undrawn amount of such bank loans at the request of the borrower. This exposes the Company to potential liabilities that are not reflected in the Consolidated Statement of Changes in Net Assets. Refer to Note 11 - "Commitments and Contingencies" for additional disclosure.

12. Commitments and Contingencies

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

As of December 31, 2025, the Company had unfunded commitments to investments of approximately $113.3 million, of which, $82.9 million related to term loans and delayed draw term loans and $30.4 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements.

Company	Unfunded Commitment
MidCon Development Finance, LLC	$13,994
EXEMPLIS LLC	13,628
Ruby Bidco Holdings Limited	10,193
GT Independence Buyer, Inc.	9,801
CD&R Reign Topco, Inc.	9,770
Jupiter Refuel Canada Buyer, Inc.	7,832
GS AcquisitionCo, Inc.	7,295
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	7,248
Superior Intermediate LLC	5,081
Riser Fitness, LLC	4,378
Steele Solutions, Inc.	3,512
Solidcore Topco, LLC	2,887
Olo Parent, Inc.	2,734
LeadVenture Inc.	2,191
Xponential Fitness LLC	2,068
Fabletics, Inc.	2,027
Urban Gym Group B.V.	2,009
GC FERRY ACQUISITION I INC	1,750
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	1,071
FR Refuel, LLC	933
Jupiter Refuel US Buyer, Inc.	563
Cendyn Group, LLC	381
Shrieve Chemical Company, LLC	347
MRI Software LLC	327
Total	$113,305

From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of December 31, 2025, the Company is not aware of any pending or threatened litigation.

13. Subsequent Events

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of January 1, 2026 (number of Class I common shares finalized on January 21, 2026)	4,928,630	$121,458
As of February 1, 2026 (number of Class I common shares finalized on February 20, 2026)	855,330	$20,866

Distributions

The Company declared distributions set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
January 25, 2026	January 31, 2026	February 26, 2026	$0.1708
February 20, 2026	February 28, 2026	March 31, 2026	$0.1708

Investor Commitments

As of March 1, 2026, the Company had $53.3 million of unfunded capital commitments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure, nor have there been any changes in our accountant.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers ("Co-CEOs"), who are our principal executive officers, and our Chief Financial Officer ("CFO"), who is our principal financial officer. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

For the fiscal quarter ended December 31, 2025, no trustee or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our business and affairs are managed under the direction of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the oversight of the monthly valuation of our assets by our Adviser (our Board’s valuation designee), oversight of our financing arrangements and corporate governance activities.

The Board consists of seven members, four of whom are not "interested persons" of the Company, as defined in Section 2(a)(19) of the 1940 Act and are Independent Trustees. The Board elects our executive officers, who will serve at the discretion of the Board.

Under the Declaration of Trust, prior to the earlier of (a) a listing of any class of the Company’s shares on a national securities exchange, if any, and (b) the date of notice of the Company’s first annual meeting of Shareholders, each trustee will hold office for an unlimited term. Upon the occurrence of one of the events listed above, the Board will be divided into three classes and trustees of each class will hold office for terms ending at the third annual meeting of Shareholders after their election and when their respective successors are elected and qualify. The initial members of the three classes of trustees will have initial terms ending at the first, second and third annual meeting of Shareholders, respectively.

Trustees

Information regarding our Trustees is as follows:

Name	Year of Birth	Position
Aaron Blanchette	1974	Co-Chief Executive Officer and Trustee
Brian Stewart	1981	Co-Chief Executive Officer and Trustee
Lucy Munro	1984	Chief Operating Officer and Trustee
David Brenner	1975	Trustee
Michael Dillard	1958	Trustee
Anne Motsenbocker	1961	Trustee
Amit Patel	1971	Trustee

Executive Officers Who are Not Trustees

Information regarding our executive officers and certain other officers who are not Trustees is as follows:

Name	Year of Birth	Position
David Brooks	1971	Chief Legal Officer
Avraham Dreyfuss	1973	Chief Financial Officer
Peter Simons	1976	Chief Compliance Officer

Biographical Information

The following is information concerning the experience of our Board, executive officers and certain other officers.

Board of Trustees—Interested Trustees

Aaron Blanchette has served as our Co-Chief Executive Officer and Trustee since August 2025. Mr. Blanchette is also the Global Co-Head of Corporate Credit at Fortress. Mr. Blanchette joined the Fortress Credit Funds business at Fortress in 2005 as an investment analyst within the Corporate Loan and Corporate Securities groups. Mr. Blanchette has been focused on underwriting and originating middle-market loans for the past 20 years for the Fortress Credit Funds. Prior to joining Fortress, Mr. Blanchette was a Portfolio Analyst with Highland Capital Management where he was responsible for covering the technology, healthcare and financial services industries for Highland’s distressed hedge fund and CLOs. Before that, Mr. Blanchette was a Director in Ernst & Young LLP's restructuring and transaction advisory services group where he advised debtors, senior lenders and unsecured creditor committees in various distressed situations and financing transactions. Mr. Blanchette attended Baylor University where he received a B.B.A in Accounting and a M.B.A, with a concentration in Accounting.

Brian Stewart has served as our Co-Chief Executive Officer and Trustee since August 2025. Mr. Stewart is also Managing Director of the Fortress Credit Funds business and is Co-CIO of the Fortress Lending Funds. Mr. Stewart participates in origination, execution and asset management of private corporate credit investments across industries. Mr. Stewart has 17 years of experience investing in middle-market corporate credit. Prior to joining Fortress in 2014, Mr. Stewart was a Managing Director at Levine Leichtman Capital Partners, a middle-market private equity and credit investment firm, where Mr. Stewart led origination, execution and portfolio management for the direct lending, distressed debt and hybrid capital strategies. Mr. Stewart has served on the board of directors for Alamo Drafthouse Cinema, Euramax International, IAP Worldwide Services, Bertuccis Corporation and Jonathan Engineered Solutions. Before that, Mr. Stewart was an analyst at Houlihan Lokey in the financial restructuring group. Mr. Stewart attended the University of Southern California where he received a B.S. in Business Administration with an emphasis in Finance.

Lucy Munro has served as our Chief Operating Officer since August 2025 and trustee of the Company since October 2025. Ms. Munro is also a Managing Director at Fortress. Prior to joining Fortress in 2024, Ms. Munro was Head of Credit Product, Global Wealth at Apollo Global Management Inc. from 2022 to 2023, and prior to that, she was Head of Investor Relations at Sixth Street Partners from 2015 to 2022.Ms. Munro has over 15 years of experience in the credit investment industry, particularly in leveraged finance at Deutsche Bank and UBS. Ms. Munro received a B.A. in Economics from the University of Chicago and a M.B.A. with a focus on Finance and Entrepreneurship from the University of Chicago Booth School of Business.

Board of Trustees—Independent Trustees

David Brenner has served as our Trustee since August 2025. Mr. Brenner has been a public and private investor for more than 25 years and is a Managing Member of Pattern Value Management LLC, an investment management research and strategic and financial advisory firm, since March 2017. From December 2019 to November 2021, Mr. Brenner was the Chief Financial Officer and Chief Operating Officer of Green Park Capital Partners, LP, a family office for the portfolio manager of a long/short equity hedge fund. Mr. Brenner served as Vice President of Business Development at The Queen Casino & Entertainment Inc. and Standard Media Group LLC, two private portfolio companies owned by the distressed-for-control hedge fund Standard General L.P., from November 2023 to March 2025, and November 2021 to November 2023, respectively. Mr. Brenner received his M.B.A from Columbia University and his B.A. in Economics from Princeton University.

Michael Dillard has served as our Trustee since August 2025. Mr. Dillard was a founding partner of the Houston office of Latham & Watkins LLP ("Latham"), an international law firm, and was the Global Practice Chair of Latham’s Mergers & Acquisitions group prior to his retirement in January 2021. While at Latham, Mr. Dillard’s practice was focused on corporate and securities law, with special emphasis on mergers and acquisitions and securities offerings for companies in the energy industry. Mr. Dillard has extensive experience with corporate finance transactions, including high yield offerings and IPOs, and was involved in mergers and acquisitions transactions valued in excess of $250 billion. Mr. Dillard is currently a director of Sable Offshore Corp., where he serves as a member of the audit committee, as well as chair of the nominating and corporate governance committee. Mr. Dillard received his B.A. in Mathematics from Southern Methodist University and his J.D. from Southern Methodist University Dedman School of Law.

Anne Motsenbocker has served as our Trustee since August 2025. Ms. Motsenbocker was a Managing Director of J.P. Morgan Chase, a global financial services company, until her retirement in 2021. During her time at J.P. Morgan Chase, she served as Managing Director and functional CEO of the Southwest Middle Market Segment of the Commercial Bank. She was responsible for growing the commercial and investment banking activities in a multi-state region with a balance sheet of $15 billion and over $500 million in revenue. Ms. Motsenbocker is currently a director of CSW Industrials, Inc. a diversified industrial growth company, as chair of the audit committee, and of U.S. Physical Therapy Inc., a national operator of outpatient physical therapy clinics and provider of industrial injury prevention services, as chair of the audit committee and a member of the compensation committee. From 2016 to 2022, Ms. Motsenbocker was a director of Children’s Health System of Texas, where she served as the chair of the human resources and compensation committee and as a member of the audit committee. Ms. Motsenbocker received her B.B.A. in Finance and International Business from the University of Texas and completed graduate business courses at Smith College.

Amit Patel has served as our Trustee since August 2025. Mr. Patel is a Managing Partner of Paceline Partners, overseeing the firm’s investment activities, and has held this role since January 2015. Prior to Paceline Partners, Mr. Patel worked at Houlihan Lokey for over 15 years, serving as a Managing Director for the partners’ co-investment fund, as well as serving as a Managing Director in Houlihan Lokey’s Financial Restructuring Group. Before that, Mr. Patel worked in Goldman Sachs Group, Inc.’s Special Situations Group, leading the firm’s west coast distressed investing efforts, and held various operating roles at PRAM Filtration Corp. Mr. Patel has served on the boards of 4Front Ventures Corp. and LPF Holdco, LLC d/b/a Loudpack, a California cannabis company, until its merger with Harborside Inc. in April 2022. Mr. Patel chaired Loudpack’s compensation committee and was a member of the company’s audit committee. From August 2016 to May 2022, Mr. Patel served on the Limited Partner Advisory Committee of PowerPlant Ventures Fund I, a plant-based emerging consumer company investment fund. Mr. Patel received his B.S. from the Wharton School of the University of Pennsylvania.

Executive Officers

David Brooks has served as our Chief Legal Officer since August 2025. Mr. Brooks is a member of Fortress’s Leadership Committee and is also General Counsel of Fortress, and has served in this role since 2004. Prior to joining Fortress in April 2004 as the Deputy General Counsel, Mr. Brooks spent nearly eight years at Cravath, Swaine & Moore LLP, where he specialized in mergers and acquisitions, capital markets transactions, including initial public offerings and high-yield debt issuances, and providing corporate governance advice to large public companies. Mr. Brooks received a B.S. in Economics from Texas A&M University and a J.D. from the University of Texas School of Law.

Avraham Dreyfuss has served as our Chief Financial Officer since August 2025. Mr. Dreyfuss is also the Chief Financial Officer of Fortress Net Lease REIT since May 2023, and Chief Financial Officer and Managing Director of Fortress Credit Realty Income Trust since November 2024, both affiliates of the Company. Mr. Dreyfuss joined Fortress in April 2010. Prior to joining Fortress, Mr. Dreyfuss was the CFO at HG Vora Capital, a distressed credit hedge fund in New York City. Mr. Dreyfuss has extensive experience in the alternative investment industry working at various funds including his work as the Controller for the Lehman Brothers Absolute Strategies Division. Mr. Dreyfuss received a B.A. in Accounting and Information Systems from Queens College of the City University of New York, and a CPA designation.

Peter Simons has served as our Chief Compliance Officer since August 2025. Mr. Simons is also the Director of Compliance for the Fortress Private Wealth Solutions business and has over 27 years of experience in various compliance and regulatory roles. Prior to joining Fortress in 2023, Mr. Simons worked at the SEC within the Division of Examinations from 2012 to 2025, specifically focused on investigations and examinations of registered investment advisors, investment companies, BDCs, and broker-dealers. Before his time at the SEC, Mr. Simons worked at KPMG, the Financial Industry Regulatory Authority, Alliance Bernstein, and began his career at Goldman Sachs & Co. in 1998. Mr. Simons received a B.S. in Finance from The College of New Jersey and a M.B.A. in Finance from Rutgers University.

Leadership Structure and Oversight Responsibilities

Overall responsibility for the Company’s oversight will rest with the Board. The Company has entered the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board will be responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s Declaration of Trust and Bylaws and applicable provisions of state and other laws. As described below, the Board has established an Audit Committee and a Nominating and Governance Committee and may establish ad hoc committees or working groups from time to time to assist the Board in fulfilling its oversight responsibilities.

Under our Bylaws, the Board may designate a chairperson to preside over meetings of Shareholders and to perform such other duties as may be assigned to the chairperson by the Board. We do not expect to have a fixed policy as to whether the chairperson of the Board should be an Independent Trustee and believe that we should maintain the flexibility to select the chairperson and reorganize the leadership structure, from time to time, based on criteria that are in our and our Shareholders’ best interests at such times. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board will review matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it will allow the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full Board in a manner that enhances effective oversight.

We will be subject to a number of risks, including investment, compliance, operational, conflicts of interests and valuation risks, among others. Risk oversight will form part of our general oversight by the Board and will be addressed as part of various Board and committee activities. Day-to-day risk management functions will be subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), who carry out our investment management and business affairs. The Adviser and other service providers will employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and/or to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. It is not possible to identify all of the risks that may affect us or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight, the Board will interact with and review reports from, among others, the Adviser, our Chief Compliance Officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by us and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Committees

The Board has established an Audit Committee and a Nominating and Governance Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is comprised of Amit Patel, David Brenner, Anne Motsenbocker, and Michael Dillard, each of whom is an Independent Trustee. David Brenner serves as the Chair of the Audit Committee. The Board designated each of Amit Patel and David Brenner as an "audit committee financial expert" as that term is defined under Item 407 of Regulation S-K.

In accordance with its written charter, the Audit Committee (a) assists the Board with monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications, performance and independence, the performance of our internal audit function and our compliance with legal and regulatory requirements; (b) prepares an audit committee report, if required by the SEC, to be included in our annual proxy statement; (c) oversees the scope of our annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; (f) acts as a liaison between our independent registered public accounting firm and the Board; and (g) conducts reviews of any potential related party transactions brought to its attention and, during these reviews, consider any conflicts of interest brought to its attention.

Nominating and Governance Committee

The Nominating and Governance Committee is comprised of Amit Patel, David Brenner, Anne Motsenbocker, and Michael Dillard, each of whom is an Independent Trustee. Anne Motsenbocker serves as the Chair of the Nominating and Governance Committee.

In accordance with its written charter, the Nominating and Governance Committee recommends to the Board persons to be nominated by the Board for election at our meetings of Shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between Shareholder meetings. The Nominating and Governance Committee is also responsible for overseeing an annual evaluation of the Board and its committees to determine whether the Board and its committees are functioning effectively. The Nominating and Governance Committee considers nominations to the Board submitted by Shareholders or from other sources it deems appropriate.

Indemnification Agreements

We entered into indemnification agreements with our Trustees and executive officers. The indemnification agreements are intended to provide our Trustees and officers the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that we will indemnify the Trustee or executive officer who is a party to the agreement including the advancement of legal expenses, if, by reason of his or her corporate status, such Trustee or executive officer is, or is threatened to be, made a party to, or a witness in, any threatened, pending, or completed proceeding, subject to certain limitations on indemnification.

Portfolio Managers

The management of our investment portfolio is the responsibility of the Adviser. The Adviser will be responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments and monitoring our portfolio on an ongoing basis through a team of investment professionals.

Subject to the overall supervision of the Board, the Adviser’s Investment Team is responsible for managing our business and activities and is led by Fortress’s Co-Chief Executive Officer, Drew McKnight and Jack Neumark, and the Company’s Co-Chief Executive Officers, Aaron Blanchette and Brian Stewart, all of whom have substantial experience in credit origination, underwriting and asset management. The Adviser will seek to maximize the unity, cohesiveness and flexibility of the Investment Team to prioritize what it believes to be the most compelling investment opportunities originated by the Investment Team. The Company’s investment decisions will be made by the Investment Committee, which will include senior personnel of Fortress and the Adviser. The Investment Committee is currently led by Jack Neumark, Aaron Blanchette, Brian Stewart and Drew McKnight.

Item 11. Executive Compensation.

Compensation of Executive Officers

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and do not currently expect to have any employees. Services necessary for our business are provided by individuals who are employees or other affiliates of the Adviser or the Administrator, pursuant to the terms of our Investment Advisory Agreement and our Administration Agreement,

respectively. Each of our executive officers is an employee or other affiliate of the Adviser or the Administrator. Our day-to-day investment operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio are provided by individuals employed by the Adviser or the Administrator. In addition, we reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staffs, and the Adviser for certain expenses under the Investment Advisory Agreement. We are also party to an Expense Support Agreement with the Adviser pursuant to which, among other things, the Adviser has agreed to advance all of our estimated organization and initial offering expenses.

Compensation of Trustees

The Independent Trustees receive a cash annual fee for their service on the Board of $125,000. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board and committee meeting, both in person and virtually. In addition, the chair of the Audit Committee receives an additional cash annual fee of $7,500 and the chair of the Nominating and Governance Committee receives an additional cash annual fee of $2,500. We will also obtain Trustees’ and officers’ liability insurance on behalf of our trustees and officers. No compensation is expected to be paid to Trustees who are "interested persons" of the Company (as such term is defined in Section 2(a)(19) of the 1940 Act).

The following table sets forth the compensation earned by or paid to our non-employee Trustees for fiscal year 2025 in thousands:

Name		Fees Earned or Paid in Cash[1]
Aaron Blanchette	$	*
Brian Stewart		*
Lucy Munro		*
David Brenner		66
Michael Dillard		63
Anne Motsenbocker		64
Amit Patel		63
* No allocated fees paid by Fortress Private Lending Fund.

[1]Amounts in this column represent the cash annual retainer earned by the applicable non-employee Trustee during fiscal year 2025 (as well as any additional committee cash annual retainers earned during fiscal year 2025, as applicable).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 27, 2026, the following table sets out certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote more than 5% of our outstanding common shares, each of our trustees and named executive officers and all executive officers and trustees as a group. As of March 27, 2026, there were a total of 40,766,377 Shares issued and outstanding. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Unless otherwise stated, the address for each of the persons named below is in care of our principal executive offices at 1345 Avenue of the Americas, New York, NY 10105.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Beneficial Owner of More than 5%
FTS SIP II L.P. [1]	8,008,249	19.65%
APO Corp. [2]	7,207,424	17.68%
Liberty Mutual Holding Company Inc. [3]	6,006,187	14.73%
PQ Canadian Access Fund [4]	3,893,260	9.55%
Heising-Simons Foundation [5]	3,329,277	8.17%
Trustees and Named Executive Officers
Interested Trustees
Aaron Blanchette	83	*
Brian Stewart	83	*
Lucy Munro	83	*
Independent Trustees
David Brenner	—	*
Michael Dillard	20,538	*
Anne Motsenbocker	—	*
Amit Patel [6]	2,000	*
Named Executive Officers Who Are Not Trustees
David Brooks	42	*
Avraham Dreyfuss	42	*
Peter Simons	42	*
All current executive officers and Trustees as a group (11 persons)	22,912	0.00000%
*Represents less than 1%

(1)
As reported on a Schedule 13G filed with the SEC on November 14, 2025, FTS SIP II L.P. has the sole power to vote and dispose of 8,008,249 Shares. The address of FTS SIP II L.P. is 22 Grenville Stree, St. Helier, Jersey, JE4 8PX.
(2)
As reported on a Schedule 13D filed with the SEC on August 28, 2025, each of (i) AP Fresco Aggregator, L.P. (“AP Fresco”); (ii) AP Fresco Aggregator GP, LLC; (iii) Apollo Principal Holdings B, L.P.; (iv) Apollo Principal Holdings B GP, LLC; (v) MAPS Equity Holdings, LLC; (vi) MAPS TopCo Holdings, LLC; (vii) MAPS Borrower, LLC; (viii) Apollo S3 Private Markets Fund; (ix) Apollo S3 RIC Management, L.P.; (x) Sliders Management GP, LLC; (xi) Apollo Capital Management, L.P.; (xii) Apollo Capital Management GP, LLC; (xiii) Apollo Management Holdings, L.P.; (xiv) Apollo Management Holdings GP, LLC; and (xv) APO Corp. share the power to vote and dispose 7,207,424 Shares. The address of each of the reporting persons is 9 West 57th Street, 41st Floor, New York, NY 10019. AP Fresco entered into an agreement with the Company which provided that in the event that AP Fresco owns, controls or holds the power to vote 5% or more of the Company's outstanding Shares, AP Fresco foregoes and waives any voting rights it has in respect of the Shares to the extent the voting rights of the equal or exceed 5% of the voting rights of the Shareholders of the Company.
(3)
As reported on a Schedule 13G filed with the SEC on September 5, 2025, 2,402,475 Shares are held directly by Liberty Mutual Insurance Company ("LMIC") and may be deemed to be beneficially owned by Liberty Mutual Holding Company Inc. ("LMHC") because LMIC is an indirect wholly-owned subsidiary of LMHC. LMHC disclaims beneficial ownership of these Shares. 1,201,237 Shares are held directly by Peerless Insurance Company ("Peerless") and may be deemed to be beneficially owned by LMHC because Peerless is an indirect wholly-owned subsidiary of LMHC. LMHC disclaims beneficial ownership of these Shares. 600,619 Shares are held directly by Safeco Insurance Company of America ("SICA") and may be deemed to be beneficially owned by LMHC because SICA is an indirect wholly-owned subsidiary of LMHC. LMHC disclaims beneficial ownership of these Shares. 600,619 Shares are held directly by The Ohio Casualty Insurance Company ("OCIC") and may be deemed to be beneficially owned by LMHC because OCIC is an indirect wholly-owned subsidiary of LMHC. LMHC disclaims beneficial ownership of these Shares. 600,619 Shares are held directly by Employers Insurance Company of Wausau ("EICOW") and may be deemed to be beneficially owned by LMHC because EICOW is an indirect wholly-owned subsidiary of LMHC. LMHC disclaims beneficial ownership of these Shares. 600,619 Shares are held directly by Liberty Mutual Fire Insurance Company ("LMFIC") and may be deemed to be beneficially owned by LMHC because LMFIC is an indirect wholly-owned subsidiary of LMHC. LMHC disclaims beneficial ownership of these Shares. The address of LMIC is 175 Berkeley Street, Boston, MA 02116.

(4)
To the Company's knowledge, based on the books and records of the Company, as of March 27, 2026, PQ Canadian Access Fund has sole voting power and sole dispositive power with respect to the shares shown. The address of PQ Canadian Access Fund is 333 Bay Street, SUITE 830, BAY ADELAIDE CENTRE – WEST TOWER, Toronto, Ontario M5H 2R2, Canada.
(5)
To the Company's knowledge, based solely on the books and records of the Company, as of March 27, 2026, Heising-Simons Foundation has sole voting power and sole dispositive power with respect to the shares shown. The address of Heising-Simons Foundation is 400 Main Street, Suite 200, Los Altos, CA 94022.
(6)
As reported on a Form 4 filed with the SEC on October 27, 2025, the Shares are held by Patel Family Investment LLC. Mr. Patel has voting and dispositive control over the Shares but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise noted below, each person named in the following table has sole voting and investment power with respect to the Shares that they beneficially own.

The address for each of the trustees, executive officers and certain other officers who are not trustees listed in the table above is c/o Fortress Private Lending Fund, 1345 Avenue of the Americas, New York, New York 10105.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In June 2025, the Company purchased a group of loans totaling $165.1 million of commitments from a fund managed by an affiliate of the Adviser and in which certain of our trustees and officers and members of the Investment Committee may have indirect pecuniary interests. The loans were purchased at fair value for $147.5 million, which was determined by management with the use of third party independent valuation agents.

Investment Advisory Agreement; Administration Agreement

We are party to the Investment Advisory Agreement with the Adviser pursuant to which we will pay management fees and incentive fees to the Adviser. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser for certain expenses as they occur. See "Item 1. Business — Investment Advisory Agreement," "Item 1. Business — Administration Agreement" and "Item 1. Business — Payment of Our Expenses under the Investment Advisory Agreement and Administration Agreement." The Investment Advisory Agreement and the Administration Agreement were approved by the Company’s initial sole trustee and have been ratified by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board or by a Majority of the Outstanding Shares and, in each case, a majority of the Independent Trustees.

Expense Support Agreement

We entered into the Expense Support Agreement with the Adviser, pursuant to which the Adviser may elect to pay certain of the Company’s expenses (including organization and offering costs) on the Company’s behalf. If the Adviser elects to pay certain of the Company’s expenses, the Adviser may be entitled to reimbursement of such expenses from the Company, subject to the terms of the Expense Support Agreement. Reimbursement payments to the Adviser under the Expense Support Agreement will be accrued as they become probable or estimable or as certain conditions in the Expense Support Agreement are triggered. The Adviser may also elect to pay certain of the Expense Payments, provided that no portion of an Expense Payment will be used to pay any interest expense or distribution and/or shareholder servicing fees. Any Expense Payment that the Adviser commits to pay will be required to be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.

License Agreement

We entered into the License Agreement with Fortress pursuant to which it granted us a non-exclusive license to use the name "Fortress." Under the License Agreement, we have a right to use the Fortress name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the "Fortress" name or logo.

Dealer Manager Agreement

We entered into a Dealer Manager Agreement with Fortress Wealth Solutions LLC, a subsidiary of Fortress, pursuant to which Fortress Wealth Solutions LLC serves as the dealer manager for the Offering (in such capacity, the "Dealer Manager"). Although we will not pay any fees to the Dealer Manager, we will indemnify the Dealer Manager in connection with its activities. Pursuant to the Dealer Manager Agreement, the Dealer Manager has access to the officers and employees of the Adviser and its affiliates, to conduct Offering activities. The Dealer Manager may retain affiliated and unaffiliated broker-dealers to act as selling agents in the Offering.

Relationship with the Adviser and Potential Conflicts of Interest

We entered into the Investment Advisory Agreement and the Expense Support Agreement with our Adviser, an entity in which certain Trustees and officers of the Company and members of the Investment Committee may have indirect ownership and pecuniary interests. Pursuant to the Investment Advisory Agreement, we will pay our Adviser a Management Fee and an Incentive Fee. See "Item 1. Business — Investment Advisory Agreement — Compensation of the Adviser" for a description of how the fees payable to the Adviser will be determined. Pursuant to the Administration Agreement, we will reimburse our Administrator, at cost, for our allocable portion of overhead and other expenses (including travel expenses) incurred by our Administrator in performing its obligations under the Administration Agreement. See "Item 1. Business — Investment Advisory Agreement" and "Item 1. Business — Administration Agreement" for a description of how the expenses reimbursable to our Administrator will be determined.

The Adviser and its affiliates may provide management or investment advisory services to entities that have overlapping objectives with us. The Company’s executive officers and Trustees serve or may serve as officers, directors, trustees or principals of entities, that operate in the same, or a related, line of business as we do or of investment funds, accounts or other investment vehicles managed by Fortress affiliates, including the Adviser. These investment funds, accounts or other investment vehicles may have investment objectives similar to our investment objectives and the Company may compete with entities managed by the Adviser and its affiliates, for capital and investment opportunities. However, in order to fulfill its fiduciary duties to the Company and its other clients, the Adviser intends to allocate investment opportunities in a manner that is fair and equitable over time and consistent with its Allocation Policy so that we are not disadvantaged in relation to any other client, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. However, in these circumstances the Company may receive a smaller allocation of an investment opportunity that falls within its investment objectives and strategies than it would otherwise be allocated, or it may not receive an allocation at all.

In addition, expenses may be incurred that are attributable to the Company and other Fortress Managed Accounts. To the extent that such expenses are incurred that are attributable to us and other Fortress Managed Accounts, the Company will bear its respective allocable share of the cost (taking into account salaries, bonuses and fringe benefits) of such services, software, or other assets. Such allocations will be based on the time the applicable employees providing such accounting, legal, asset management, operational and information technology services devote, on an estimated basis, to the Company and the other Fortress Managed Accounts to which such accounting, operational and information technology services are being provided. Notwithstanding the foregoing, in circumstances where the Adviser reasonably believes that an allocation of such expenses or the amount allocated to the Company and/or other Fortress Managed Accounts pursuant to the above procedures would produce an inequitable result to the Company and/or other Fortress Managed Accounts, the Adviser may allocate such expenses in a fair and equitable manner.

Policies and Procedures for Managing Conflicts

The Adviser intends to allocate investment opportunities in a manner that, over time, is fair and equitable and is consistent with its Allocation Policy. The Adviser intends to allocate common expenses among the Company and other clients of the Adviser and its affiliates in a manner that, over time, is fair and equitable and in accordance with policies adopted by the Adviser and the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Adviser and the Investment Advisory Agreement.

The Adviser has put in place the Allocation Policy and the Co-Investment Policy, consistent with the Co-Investment Exemptive Order, that will seek to ensure the equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Allocation Policy and the Co-Investment Policy of each of the Company and the Adviser. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, the Adviser will need to decide whether we or such other entity or entities will proceed with the investment.

The Adviser’s allocation of investment opportunities among us and other affiliated investment vehicles may result in the allocation of all or none of an investment opportunity to us, or a disproportional allocation among such persons, with such allocations being more or less advantageous to some such persons relative to other such persons. There can be no assurance that our actual allocation of an investment opportunity, if any, or the terms on which such allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser likely will be subject, did not exist. There can be no assurance that we will have an opportunity to participate in all investments that fall within our investment objectives and strategies.

In general, pursuant to the Allocation Policy, the process for making an allocation determination will include an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by us or another investment fund or account) is suitable or appropriate for us or another investment fund or account. The Adviser will make allocation determinations based on its expectations at the time such investments are made; however, investments and their characteristics may change and there can be no assurance that an investment may prove to have been more suitable for another investments fund or account managed by the Adviser in hindsight.

Pursuant to the Allocation Policy, if it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Adviser generally will determine the appropriate size of the opportunity for each such investment fund or account as further described herein.

It is expected that most or all of the officers and employees responsible for managing us will have responsibilities with respect to other funds or accounts managed by the Adviser or its affiliates, including funds and accounts that may be raised in the future. Substantial time will be spent by such officers and employees monitoring the investments of such funds and accounts. Conflicts of interest may arise in allocating time, services or functions of these officers and employees.

There will be numerous perceived and actual conflicts of interest among us and the Adviser and its affiliates. The conflicts of interest that we may encounter include those discussed here and elsewhere throughout this Form 10-K, although such discussions do not describe all of the conflicts that may be faced by us. Dealing with conflicts of interest is complex and difficult, and new and different types of conflicts may subsequently arise.

For a more comprehensive discussion of the foregoing conflicts, including the related risks, see "Item 1A. Risk Factors — Risks Related to the Adviser and its Affiliates — The Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we invest and their use of service providers" and "Item 1A. Risk Factors — Risks Related to the Adviser and its Affiliates — The Adviser and its affiliates may have incentives to favor their respective other funds, accounts and clients over us, which may result in conflicts of interest that could be adverse to us and our investment opportunities and harmful to us."

Co-Investment Restrictions

As a BDC, we are subject to certain regulatory restrictions in negotiating certain investments with entities with which we may be restricted from doing so under the 1940 Act, such as the Adviser and its affiliates, unless we obtain an exemptive order from the SEC.

If the Co-Investment Exemptive Order is granted we expect to co-invest with other funds and accounts managed by the Adviser or its affiliates, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally expect to be permitted to co-invest with certain of our affiliates pursuant to the conditions of the Co-Investment Exemptive Order, including that the participants in such co-investment transaction acquire or dispose of the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms. In certain cases where a Fortress Managed Account has a pre-existing investment in an issuer in which the Company and the Fortress Managed Accounts will co-invest, a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees will be required to take steps set forth in Section 57(f) of the 1940 Act, including approving the transaction on the basis that, in relevant part (i) the terms of the transaction, including the consideration to be paid or received, are reasonable and fair to the Shareholders of the Company and do not involve overreaching of the Company or its Shareholders on the part of any person concerned; (ii) the proposed transaction is consistent with the interests of the Company’s Shareholders and the Company’s policy as recited in filings made by the Company with the SEC and the Company’s reports to Shareholders; and (iii) the Company’s trustees record in their minutes and preserve in their records a description of the transaction, their findings, the information or materials upon which their findings were based, and the basis for their findings. The Allocation Policy and the Co-Investment Policy of each of the Company and the Adviser incorporates the conditions of the exemptive relief. As a result of exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Fortress Managed Accounts that could avail themselves of the requested exemptive relief.

Certain Business Relationships

Certain of our Trustees and officers are directors or officers of the Adviser or its affiliates and other Fortress Managed Accounts.

Code of Conduct

As a BDC, we are subject to certain regulatory requirements that restrict our ability to engage in certain related-party transactions. We will adopt procedures for the review, approval and monitoring of transactions that involve us and certain of our related persons. For example, we have adopted a code of conduct that generally prohibits our executive officers or Trustees from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the code of conduct can generally only be obtained from our Chief Compliance Officer, who may consult, as appropriate, with the chairperson of the Nominating and Governance Committee, the chairperson of the Audit Committee, counsel to the Company, the Adviser or the Independent Trustees. Any waivers are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee will be required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K).

Code of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code will be permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Trustee Independence

As a BDC, the 1940 Act requires that at least a majority of our Trustees not be "interested persons" of the Company as defined in Section 2(a)(19) of the 1940 Act. The Board uses the definition of "interested person" in Section 2(a)(19) of the 1940 Act in determining the independence of trustees. On an annual basis, each member of our Board will be required to complete an independence questionnaire designed to provide information to assist our Board in determining whether the Trustee is independent under the 1940 Act. For the fiscal year ended December 31, 2025, our Board determined that each of our Trustees, other than Aaron Blanchette, Brian Stewart and Lucy Munro, are not "interested persons" of the Company, as defined in Section 2(a)(19) of the 1940 Act. Our Nominating and Governance Committee will review the continued Board membership of a Trustee upon any change in circumstance that could cause his or her status as an Independent Trustee to change. Our Board limits membership on the Audit Committee and the Nominating and Governance Committee to Independent Trustees.

Item 14. Principal Accounting Fees and Services.

Independent Auditors

For the year ended December 31, 2025, Ernst & Young LLP ("EY") served as our independent auditor.

Audit and Non-Audit Fees

The following table sets forth the fees accrued for audit and non-audit fees as of the date of this filing for the year ended December 31, 2025:

Year Ended
($ in thousands)	December 31, 2025
Audit fees	$275
Audit-related fees	—
Tax fees	38
All other fees	—
Total	$313

Audit Fees

The Audit Committee was advised that there were no services provided by EY that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair EY from maintaining its independence as our independent auditor and concluded that it was independent.

Audit fees include fees for services that normally would be provided by EY in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-related services

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of fees billed for professional services primarily for related compliance associated with the Company's RIC status.

All other fees

These are fees for any services not included in the above-described categories.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our Audit Committee pre-approval policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our Board, which concluded that the provision of such services by EY was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by the independent registered public accounting firm and principal accounting officer of the Company confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members or a subcommittee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated financial statements of the Company are filed as part of this Form 10-K under Part II, Item 8. Financial Statements and Supplementary Data.

(a)(2) Schedules

All schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit Index

Exhibit No.	Description
3.1

Restated Certificate of Trust, as filed with the Secretary of State of the State of Delaware on June 4, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on June 6, 2025)

3.2	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)
4.1+	Form of Subscription Agreement+ (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)
4.2*	Description of Securities*
10.1

Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on June 6, 2025)

10.2	Amended and Restated Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on June 6, 2025)
10.3	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)
10.5+	Custody Agreement+ (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)
10.6+	Document Custody Agreement+ (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)
10.7	License Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)
10.8

Amended and Restated Expense Support and Conditional Reimbursement Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)

10.9+	Dealer Manager Agreement+ (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on July 23, 2025)
10.10

Senior Secured Revolving Credit Agreement, dated as of August 5, 2025, by and among Fortress Private Lending Fund, the lenders and issuing banks party thereto from time to time and The Bank of Nova Scotia, as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 8, 2025)

10.11

Credit Agreement, dated as of September 29, 2025, by and among FPLF BA Holdings Finance LLC, as borrower, FPLF BA Holdings Finance CM LLC, as servicer, Fortress Private Lending Fund, as borrower parent, Bank of America, N.A., as administrative agent and each of the lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2025)

10.12*

Credit Agreement, dated as of November 7, 2025, by and among FPLF NS Holdings Finance LLC, as borrower, FPLF NS Holdings Finance DAC, as subsidiary guarantor, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent and custodian*

14.1*	Code of Ethics*
19.1*	Insider Trading Policy*
21.1*	Subsidiaries of the Registrant*
31.1*	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2*	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1**	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
32.2**	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**

32.3**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

** The certifications furnished in Exhibits 32.1, 32.2 and 32.3 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+The schedules, appendices and/or exhibits to this agreement have been omitted pursuant to Item 601(a) (5) of Regulation S-K. A copy of any omitted schedule, appendix and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS PRIVATE LENDING FUND

Dated: March 27, 2026	By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Aaron Blanchette	Co-Chief Executive Officer and Trustee (Principal Executive Officer)	March 27, 2026
Aaron Blanchette
/s/ Brian Stewart	Co-Chief Executive Officer and Trustee (Principal Executive Officer)	March 27, 2026
Brian Stewart
/s/ Avraham Dreyfuss	Chief Financial Officer (Principal Financial Officer)	March 27, 2026
Avraham Dreyfuss
/s/ Lucy Munro	Chief Operating Officer and Trustee	March 27, 2026
Lucy Munro
/s/ David Brenner	Trustee	March 27, 2026
David Brenner
/s/ Michael Dillard	Trustee	March 27, 2026
Michael Dillard
/s/ Anne Motsenbocker	Trustee	March 27, 2026
Anne Motsenbocker
/s/ Amit Patel	Trustee	March 27, 2026
Amit Patel