Form 10-Q
period 2026-03-31
Fortress Private Lending Fund
filed 2026-05-14
CIK 2012139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of March 31, 2026, there was no established public market for the Registrant's common shares. As of May 14, 2026, the Registrant had 43,551,078 Class I shares outstanding. Class I shares outstanding exclude shares issuable in connection with May 2026 subscriptions, which are not yet finalized.

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

The forward-looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 27, 2026 (the "2025 Annual Report") and the following factors:

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

For more information regarding these and other risks and uncertainties that we face, see the section entitled "Item 1A. Risk Factors" in our 2025 Annual Report and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document. Because the Company is an investment company, the forward-looking statements contained in this Form 10-Q are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Fortress Private Lending Fund

v

Part I. Financial Information

Item 1. Financial Statements.

Fortress Private Lending Fund

Consolidated Statements of Financial Condition

($ in thousands, except per share data)	As of March 31,	As of December 31,
Assets	2026 (unaudited)	2025
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,716,996 and $1,494,668, respectively)	$1,675,484	$1,480,750
Non-controlled, affiliated investments (amortized cost of $8,626 and $8,146, respectively)	8,469	8,106
Controlled, affiliated investments (amortized cost of $10,098 and $0, respectively)	10,817	-
Total investments, at fair value	1,694,770	1,488,856
Cash	5,873	4,247
Foreign currencies	2,752	502
Cash equivalents	6,307	26,937
Restricted cash	12,469	2,364
Restricted foreign currencies	922	1,100
Restricted cash equivalents	17,104	60,063
Deferred offering costs	600	700
Interest receivable	11,349	11,503
Receivable for investments sold	10,461	13,960
Unrealized gain on forward foreign currency contracts	1,343	167
Other assets	642	698
Total assets	$1,764,592	$1,611,097

Liabilities
Debt (net of unamortized debt issuance costs of $10,633 and $9,889, respectively)	$705,690	$647,597
Distribution payable	7,256	5,958
Incentive fee payable	3,090	2,530
Interest payable	5,192	2,823
Payable for investments purchased	20,714	89,767
Accrued expenses and other liabilities	2,520	2,567
Total liabilities	$744,462	$751,242

Commitments and Contingencies (Note 11)
Net Assets
Common shares, $0.01 par value, unlimited authorized, 42,492,341 and 34,892,021 shares issued and outstanding, respectively	425	349
Paid in capital in excess of par value	1,057,340	871,542
Distributable earnings (accumulated loss)	(37,635)	(12,036)

Total Net Assets	1,020,130	859,855
Total Liabilities and Net Assets	$1,764,592	$1,611,097
Net asset value per share	$24.01	$24.64

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Operations

	For the three months ended March 31,
($ in thousands, except per share data)	2026 (unaudited)	2025
Investment income
From non-controlled, non-affiliated investments
Interest income	$37,533	$8
Payment-in-kind interest income	121	-
Other income	490	13
Total investment income from non-controlled, non-affiliated investments	$38,144	$21
From non-controlled, affiliated investments
Interest income	187	-
Other income	2	-
Total investment income from non-controlled, affiliated investments	$189	$-
From controlled, affiliated investments
Interest income	85	-
Total investment income from controlled, affiliated investments	$85	$-
Total investment income	$38,418	$21

Operating Expenses
Interest expense	9,459	174
Organization costs	-	2,392
Management fees	3,095	-
Investment income incentive fee	3,090	-
Capital gains incentive fee	-	14
Administration fees	807	27
Professional fees	336	3
Offering costs	290	-
Other expenses	588	1
Total operating expenses before expense support and waivers	$17,665	$2,611
Expense support (Note 3)	-	(2,392)
Management fees waiver	(1,043)	-
Investment income incentive fee waiver	-	-
Net Operating Expenses	$16,622	$219
Net investment income (loss) before taxes	$21,796	$(198)
Income taxes, including unincorporated business tax expense	165	-
Net investment income (loss)	$21,631	$(198)
Net realized gain (loss)
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	(586)	-
Foreign currency transactions	194	-
Forward currency contracts	(525)	-
Total net realized gain (loss)	$(917)	$-
Net change in unrealized gain (loss)
Net change in unrealized gain (loss) from:
Non-controlled, non-affiliated investments	(27,594)	115
Non-controlled, affiliated investments	(118)	-
Controlled, affiliated investments	719	-
Foreign currency translation on loans payable	574	-
Foreign currency transactions	(44)	-
Forward foreign currency contracts	1,174	-
Total net change in unrealized gain (loss)	$(25,289)	$115
Total net realized and change in unrealized gain (loss)	$(26,206)	$115
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,575)	$(83)

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted)	0.53	N/A
Earnings (loss) per share (basic and diluted)	(0.11)	N/A
Weighted average shares outstanding	41,040,180	N/A

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31,
($ in thousands)	2026 (unaudited)	2025
Operations
Net investment income (loss)	$21,631	$(198)
Total net realized gain (loss)	(917)	-
Total net change in unrealized gain (loss)	(25,289)	115
Net increase (decrease) in net assets resulting from operations	$(4,575)	$(83)
Capital Share Transactions (Class I)
Distributions	(21,025)	-
Net increase (decrease) in net assets resulting from distributions	$(21,025)	$-
Issuance of Shares	182,381	-
Reinvestment of shareholders' distributions	3,494	-
Net increase (decrease) in net assets resulting from capital share transactions	$185,875	$-
Total increase (decrease) in net assets	160,275	(83)
Net assets at the beginning of the period	859,855	-
Net assets at end of the period	$1,020,130	$(83)

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Cash Flows

	For the three months ended March 31,
($ in thousands)	2026 (unaudited)	2025
Cash flows from operating activities
Net increase/(decrease) in Net Assets resulting from operations	$(4,575)	$(83)
Adjustments to reconcile net increase/(decrease) in Net Assets resulting from operations to net cash, cash equivalents provided by/(used in) operating activities:

Amortization of debt issuance and financing costs	439	82
Accretion/amortization of original issue discount/premium on investments	(1,235)	(1)
Paid-in-kind interest on investments	(121)	—
Net realized gain/(loss) on investments	586	—
Net change in unrealized gain/(loss) on investments	26,993	(115)
Net change in unrealized gain/(loss) on forward foreign currency contracts	(1,174)	—
Net change in unrealized gain/(loss) on foreign currency translation on loans payable	(574)	—
Purchases of investments and derivatives	(362,173)	(978)
Proceeds from sales and paydowns of investments	130,035	3
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable	154	(5)
(Increase)/decrease in receivable for investments sold	3,499	—
(Increase)/decrease in deferred offering costs	100	(997)
(Increase)/decrease in other assets	55	—
Increase/(decrease) in interest payable	2,369	92
Increase/(decrease) in due to payable for investments purchased	(69,053)	—
Increase/(decrease) in incentive fee payable	560	14
Increase/(decrease) in accrued expenses and other liabilities	(47)	1,077
Net cash provided by/(used in) operating activities	$(274,162)	$(911)

Cash flows from financing activities
Proceeds from issuance of common shares	$185,874	$—
Distribution paid to Shareholders, net of distribution payable	(19,727)	—
Payment for debt issuance and financing costs	(1,182)	(1,200)
Drawdown on loans	267,411	2,200
Repayment of loans	(208,000)	—
Net cash provided by/(used in) financing activities	$224,376	$1,000

Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	(49,786)	89
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of the period	95,213	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of the period	$45,427	$89

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,652	N/A
Cash paid during the period for taxes	95	N/A
Distributions declared for the period	21,025	N/A
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the reinvestment plan	$3,493	N/A
Change in distribution payable	7,256	N/A

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments

As of March 31, 2026

(Unaudited)

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Investments
Non-controlled, non-affiliated investments
Debt investments
Automobiles & Components
Champions Fing Inc	(7)	(10)		First Lien - Term Loan	SOFR+475	8.4	2/23/2029	$11,412,879	$10,939	$9,886	1.0
									10,939	9,886	1.0
Capital Goods
A-AG US GSI Bidco, Inc.	(10)			First Lien - Term Loan	SOFR+500	8.7	10/31/2031	$2,688,155	$2,643	$2,675	0.3
Albion Fortress Intermediate Holdings LLC	(6)	(14)	(18)	First Lien - Term Loan	EURIBOR+575	7.8	7/31/2031	€23,474,732	26,175	26,591	2.6
Blue Raven Solutions, LLC, Triman Industries, Inc. and Crestwood Technology Group, LLC	(9)			First Lien - Term Loan	SOFR+600	9.7	1/16/2032	$70,875,000	69,607	69,631	6.8
Blue Raven Solutions, LLC, Triman Industries, Inc. and Crestwood Technology Group, LLC	(10)			First Lien - Revolving Credit Facility	SOFR+600	9.7	1/16/2032	3,937,500	3,806	3,800	0.4
Crown Subsea Communications Holding, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	1/30/2031	5,000,000	5,040	5,009	0.5
Echo Transaction Company, LLC	(10)			First Lien - Term Loan	SOFR+550	9.2	5/30/2031	12,759,759	12,539	12,531	1.2
LSF12 PHOENIX HOLDCO LLC	(9)	(20)		First Lien - Term Loan	SOFR+450	8.2	3/25/2033	5,000,000	4,900	4,941	0.5
Merlin Buyer Inc.	(7)	(9)		First Lien - Term Loan	SOFR+400	7.7	12/14/2028	12,083,390	12,092	12,083	1.2
Paint Inter III LLC	(7)	(10)		First Lien - Term Loan	SOFR+300	6.7	10/9/2031	7,756,603	7,737	7,713	0.8
PMI US BIDCO INC	(10)			First Lien - Term Loan	SOFR+325	6.9	3/16/2033	4,310,345	4,289	4,324	0.4
PMI US BIDCO INC	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+325	6.9	3/16/2028	—	-	2	-
Steele Solutions, Inc.	(10)			First Lien - Term Loan	SOFR+575	9.4	3/18/2030	24,489,853	24,286	24,284	2.4
Steele Solutions, Inc.	(10)	(20)		First Lien - Revolving Credit Facility	SOFR+575	9.4	3/18/2030	—	(28)	(30)	-
Superior Intermediate LLC	(9)			First Lien - Term Loan	SOFR+550	9.2	12/18/2030	9,357,460	9,199	9,174	0.9
Superior Intermediate LLC	(9)			First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/18/2030	3,629,032	3,570	3,558	0.4
Superior Intermediate LLC	(9)	(20)		First Lien - Revolving Credit Facility	SOFR+550	9.2	12/18/2030	—	(24)	(28)	-
Superior Intermediate LLC	(9)	(20)		First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/18/2030	—	(159)	(313)	(0.0)
									185,672	185,945	18.2
Commercial & Professional Services
Access CIG, LLC	(7)	(9)		First Lien - Term Loan	SOFR+400	7.7	8/19/2030	$2,564,385	$2,582	$2,307	0.2
AMCP Clean Acquisition Company, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+425	7.9	6/15/2030	8,977,500	8,921	8,888	0.9
EagleView Technology Corporation	(7)	(8)	(10)	First Lien - Term Loan	SOFR+650	10.2	8/14/2028	48,514,528	47,651	43,956	4.3
EXEMPLIS LLC	(9)			First Lien - Term Loan	SOFR+525	8.9	12/22/2032	57,483,552	56,656	56,409	5.5
EXEMPLIS LLC	(9)	(20)		First Lien - Revolving Credit Facility	SOFR+525	8.9	12/23/2030	—	(195)	(255)	(0.0)
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	(9)			First Lien - Term Loan	SOFR+525	8.9	12/31/2029	60,509,733	59,492	60,207	5.9
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	(9)			First Lien - Delayed Draw Term Loan	SOFR+525	8.9	12/31/2029	3,192,000	3,156	3,176	0.3
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	(9)			First Lien - Revolving Credit Facility	SOFR+525	8.9	12/31/2029	1,520,000	1,490	1,496	0.2
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	(9)	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	8.9	12/31/2029	—	(58)	(31)	-
									179,695	176,153	17.3
Consumer Discretionary Distribution & Retail
EG Group Limited	(6)	(7)	(9)	First Lien - Term Loan	SOFR+325	6.9	2/10/2031	$5,000,000	$4,988	$4,996	0.5
Hollywood Feed, LLC	(10)			First Lien - Term Loan	SOFR+550	9.2	2/10/2032	29,853,455	29,344	29,480	2.9
Hollywood Feed, LLC	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+550	9.2	2/10/2032	—	(94)	(137)	(0.0)
									34,238	34,339	3.4
Consumer Durables & Apparel
Fabletics, Inc.	(10)			First Lien - Term Loan	SOFR+750	11.2	10/31/2030	$50,672,444	$50,106	$49,730	4.9
Fabletics, Inc.	(10)			First Lien - Delayed Draw Term Loan	SOFR+750	11.2	10/31/2030	320,222	320	283	0.0
Olibre Borrower LLC	(10)			First Lien - Term Loan	SOFR+575	9.4	1/3/2030	14,812,500	14,511	14,516	1.4
Step2 Discovery, LLC (Backyard Leisure Intermediate Parent, LLC)	(10)			First Lien - Term Loan	SOFR+600	9.7	12/23/2030	54,186,054	53,268	52,983	5.2
Varsity Brands Inc	(7)	(10)		First Lien - Term Loan	SOFR+275	6.4	8/26/2031	4,987,500	4,988	4,963	0.5
									123,193	122,475	12.0

Company	Notes				Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Consumer Services
BB PEP Bidco, LLC	(11)				First Lien - Term Loan	SOFR+675	10.5	1/13/2030	$11,667,857	$11,433	$11,477	1.1
BB PEP Bidco, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+675	10.4	1/13/2030	2,132,232	2,090	2,097	0.2
BB PEP Bidco, LLC	(10)				First Lien - Revolving Credit Facility	SOFR+675	10.4	1/13/2030	571,429	549	554	0.1
CV Borrower, LLC	(10)				First Lien - Term Loan	SOFR+550	9.2	8/30/2030	6,019,046	5,955	5,956	0.6
Grand Circle Corporation, Grand Circle LLC and The Grand Circle River Cruise Lines LLC	(9)				First Lien - Term Loan	SOFR+536	9.0	9/19/2030	63,418,535	62,993	62,650	6.1
Riser Fitness, LLC	(9)				First Lien - Delayed Draw Term Loan	SOFR+685	10.5	3/14/2030	5,398,061	5,146	5,097	0.5
Riser Fitness, LLC	(9)	(20)			First Lien - Revolving Credit Facility	SOFR+685	10.5	3/14/2030	—	(11)	(11)	-
Ruby Bidco Holdings Limited	(6)	(15)	(18)		First Lien - Term Loan	SONIA+500	8.7	9/12/2032	£16,203,704	21,569	20,965	2.1
Ruby Bidco Holdings Limited	(6)	(15)	(18)		First Lien - Delayed Draw Term Loan	SONIA+500	8.7	9/12/2032	1,728,395	2,243	2,063	0.2
Solidcore Topco, LLC	(10)				First Lien - Term Loan	SOFR+575	9.4	11/4/2030	$21,427,789	21,103	21,038	2.1
Solidcore Topco, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+575	9.4	11/4/2030	3,336,440	3,308	3,276	0.3
Solidcore Topco, LLC	(10)				First Lien - Revolving Credit Facility	SOFR+575	9.4	11/4/2030	230,951	220	213	0.0
Solidcore Topco, LLC	(10)	(20)			First Lien - Delayed Draw Term Loan	SOFR+575	9.4	11/4/2030	—	(23)	(35)	-
Urban Gym Group B.V.	(6)	(14)	(18)		First Lien - Term Loan	EURIBOR+675	8.8	10/28/2031	€6,410,257	7,332	7,271	0.7
Urban Gym Group B.V.	(6)	(14)	(18)		First Lien - Delayed Draw Term Loan	EURIBOR+675	8.8	10/28/2031	427,350	475	448	0.0
Xponential Fitness LLC	(6)	(9)			First Lien - Term Loan	SOFR+675	10.4	12/9/2030	$43,320,830	42,714	42,509	4.2
Xponential Fitness LLC	(6)	(9)	(20)		First Lien - Revolving Credit Facility	SOFR+675	10.4	12/9/2030	—	(29)	(39)	-
										187,067	185,529	18.2
Energy
Eagle Ford Development Finance, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+600	9.7	12/19/2029	$19,329,789	$19,106	$18,992	1.9
Halcon Holdings, LLC	(10)				First Lien - Term Loan	SOFR+790	11.6	12/26/2028	10,833,333	10,594	10,663	1.1
HighPeak Energy, Inc.	(6)	(10)			First Lien - Term Loan	SOFR+765	11.3	9/29/2028	47,927,914	47,842	47,536	4.7
JONAH ENERGY SOUTH TEXAS MERGECO LLC	(10)				First Lien - Term Loan	SOFR+600	9.7	3/29/2030	50,000,000	49,500	49,500	4.9
MidCon Development Finance, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+600	9.7	9/28/2029	31,110,033	30,723	30,325	3.0
Phoenix Operating, LLC	(10)				First Lien - Term Loan	SOFR+710	10.8	10/27/2028	33,047,911	32,491	33,048	3.2
Phoenix Operating, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+710	10.8	10/27/2028	19,506,689	19,471	19,507	1.9
Roxo Energy Partners IV, LLC	(10)				First Lien - Term Loan	SOFR+815	11.8	10/29/2027	12,956,961	12,782	12,692	1.2
VRS BUYER INC	(9)				First Lien - Term Loan	SOFR+350	7.2	10/12/2032	8,164,087	8,183	8,154	0.8
VRS BUYER INC	(9)	(20)			First Lien - Delayed Draw Term Loan	SOFR+350	7.2	10/12/2032	—	2	(1)	-
										230,694	230,416	22.6
Equity Real Estate Investment Trusts (REITs)
North America Data Center Acquisition LLC	(12)				First Lien - Term Loan	SOFR+500	8.7	5/8/2030	$12,681,250	$12,603	$12,630	1.2
										12,603	12,630	1.2
Financial Services
Advisor Group Holdings, Inc.	(7)	(10)			First Lien - Term Loan	SOFR+250	6.2	7/30/2032	$9,000,000	$8,980	$8,823	0.9
Apex Group Treasury LLC	(7)	(10)			First Lien - Term Loan	SOFR+350	7.2	2/27/2032	24,812,030	24,744	22,538	2.2
Aretec Group, Inc. (fka RCS Capital Corporation)	(7)	(9)			First Lien - Term Loan	SOFR+300	6.7	8/9/2030	4,974,969	4,984	4,908	0.5
Daintree Bidco Pty Limited	(6)	(7)	(16)	(20)	First Lien - Term Loan			11/25/2032	9,000,000	8,865	8,827	0.9
DS Admiral Bidco, LLC	(7)	(10)			First Lien - Term Loan	SOFR+425	7.9	6/26/2031	7,956,111	7,898	7,444	0.7
Edelman Financial Engines Center, LLC, The	(7)	(9)			First Lien - Term Loan	SOFR+300	6.7	4/7/2028	5,954,774	5,971	5,945	0.6
GC FERRY ACQUISITION I INC	(7)	(10)			First Lien - Term Loan	SOFR+350	7.2	8/16/2032	10,224,375	10,085	10,065	1.0
GC FERRY ACQUISITION I INC	(7)	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+350	7.2	8/16/2032	—	-	(27)	—
Global Holdings Interco Parent LLC	(9)				First Lien - Term Loan	SOFR+560	9.3	9/16/2027	1,589,546	1,590	1,589	0.2
OneDigital Borrower LLC	(9)	(7)			First Lien - Term Loan	SOFR+300	6.7	7/2/2031	4,644,596	4,645	4,481	0.4
										77,762	74,593	7.3
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(9)				First Lien - Term Loan	SOFR+685	10.5	1/31/2030	$5,086,316	$4,906	$4,903	0.5
Amy's Kitchen, LLC	(9)	(20)			First Lien - Delayed Draw Term Loan	SOFR+685	10.5	1/31/2030	—	(45)	(46)	-
Badger Finance, LLC	(10)				First Lien - Term Loan	SOFR+650	10.2	11/29/2029	14,531,250	13,963	14,189	1.4
Sweet Oak Parent LLC	(10)				First Lien - Term Loan	SOFR+575	9.4	8/5/2030	18,307,688	18,121	18,115	1.8
										36,945	37,161	3.7

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Health Care Equipment & Services
CD&R Reign Topco, Inc.	(10)			First Lien - Term Loan	SOFR+525	8.9	11/1/2030	$68,807,812	$67,421	$67,432	6.6
CD&R Reign Topco, Inc.	(10)			First Lien - Delayed Draw Term Loan	SOFR+525	8.9	11/1/2030	9,769,737	9,581	9,574	0.9
GT Independence Buyer, Inc.	(10)			First Lien - Term Loan	SOFR+500	8.7	11/18/2031	62,071,406	61,510	61,606	6.0
GT Independence Buyer, Inc.	(10)	(20)		First Lien - Revolving Credit Facility	SOFR+500	8.7	11/18/2031	—	(70)	(55)	(0.0)
GT Independence Buyer, Inc.	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+500	8.7	11/18/2031	—	(38)	(61)	(0.0)
Haven Health Acquisition, LLC	(9)			First Lien - Term Loan	SOFR+675	10.4	3/31/2031	49,568,440	48,577	48,577	4.8
Haven Health Acquisition, LLC				Mezzanine - Term Loan	17.00%	17.0	4/1/2032	1,416,241	1,416	1,416	0.1
Haven Health Acquisition, LLC	(9)	(20)		First Lien - Revolving Credit Facility	SOFR+675	10.4	3/31/2031	—	(106)	(106)	(0.0)
Haven Health Acquisition, LLC	(9)	(20)		First Lien - Delayed Draw Term Loan	SOFR+675	10.4	3/31/2031	—	(212)	(212)	(0.0)
MJH HEALTHCARE HOLDINGS, LLC	(7)	(9)		First Lien - Term Loan	SOFR+275	6.4	1/29/2029	4,962,500	4,973	4,559	0.5
OMERS Relief Acquisition, LLC	(9)			First Lien - Term Loan	SOFR+461	8.3	7/3/2028	4,986,945	4,975	4,978	0.5
									198,027	197,708	19.4
Household & Personal Products
Arkas Bidco Limited	(6)	(10)		First Lien - Term Loan	SOFR+600	9.7	11/18/2032	$24,937,500	$24,460	$24,563	2.4
INW Manufacturing, LLC	(10)			First Lien - Term Loan	SOFR+575	9.4	1/23/2031	27,143,673	26,669	26,669	2.6
									51,129	51,232	5.0
Insurance
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	11/6/2030	$3,904,688	$3,916	$3,777	0.4
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+325	6.9	6/21/2032	4,962,500	4,984	4,801	0.5
Alera Group, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+275	6.4	5/30/2032	8,932,613	8,994	8,651	0.9
TRUCORDIA INS HLDGS LLC	(9)			First Lien - Term Loan	SOFR+325	6.9	6/17/2032	10,577,288	10,659	9,731	1.0
-									28,553	26,960	2.6
Materials
Alltech, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+436	8.0	8/13/2030	$2,977,444	$2,991	$2,987	0.3
Clydesdale Acquisition Holdings, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+318	6.8	4/13/2029	9,000,000	8,998	8,567	0.8
G-3 Chickadee Purchaser, LLC	(10)			First Lien - Term Loan	SOFR+575	9.4	10/31/2031	49,687,500	48,534	48,520	4.8
Iris Holding, Inc.	(7)	(10)	(20)	First Lien - Term Loan	SOFR+485	8.5	6/28/2028	—	24	-	-
Shrieve Chemical Company, LLC	(9)			First Lien - Term Loan	SOFR+600	9.7	10/30/2030	7,231,702	7,137	7,105	0.7
Shrieve Chemical Company, LLC	(9)			First Lien - Revolving Credit Facility	SOFR+600	9.7	10/30/2030	245,741	239	237	0.0
									67,923	67,416	6.6
Pharmaceuticals, Biotechnology & Life Sciences
CB Biotechnology, LLC	(9)			First Lien - Term Loan	SOFR+635	10.0	3/21/2030	$44,306,615	$43,916	$43,963	4.3
									43,916	43,963	4.3
Real Estate Management & Development
CoreLogic, Inc. (fka First American Corporation, The)	(7)	(9)		First Lien - Term Loan	SOFR+361	7.3	6/2/2028	$6,923,319	$6,920	$6,606	0.7
									6,920	6,606	0.7
Software & Services
Asurion, LLC	(7)	(9)		First Lien - Term Loan	SOFR+410	7.8	8/19/2028	$11,879,174	$11,897	$11,862	1.2
Cendyn Group, LLC	(10)			First Lien - Term Loan	SOFR+550	9.2	6/23/2031	15,488,462	15,207	15,058	1.5
Cendyn Group, LLC	(10)			First Lien - Revolving Credit Facility	SOFR+550	9.2	6/23/2031	1,903,110	1,869	1,850	0.2
GS AcquisitionCo, Inc.	(10)			First Lien - Term Loan	SOFR+525	8.9	5/25/2028	8,196,643	8,197	7,377	0.7
GS AcquisitionCo, Inc.	(10)			First Lien - Revolving Credit Facility	SOFR+525	8.9	5/25/2028	31,827	32	26	—
GS AcquisitionCo, Inc.	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	8.9	5/25/2028	—	(13)	(726)	(0.1)
Kaseya Inc.	(7)	(9)		First Lien - Term Loan	SOFR+325	6.9	3/22/2032	22,413,659	22,553	20,876	2.1
KnowBe4 Inc.	(7)	(10)		First Lien - Term Loan	SOFR+375	7.4	7/23/2032	8,977,500	8,961	7,975	0.8
LeadVenture Inc.	(10)			First Lien - Term Loan	SOFR+500	8.7	6/23/2032	10,698,633	10,550	10,498	1.0
LeadVenture Inc.	(10)			First Lien - Delayed Draw Term Loan	SOFR+500	8.7	6/23/2032	834,283	821	798	0.1
LeadVenture Inc.	(10)			First Lien - Revolving Credit Facility	SOFR+500	8.7	6/23/2032	46,529	33	27	-
MRI Software LLC	(10)			First Lien - Term Loan	SOFR+475	8.4	2/10/2028	6,894,469	6,912	6,722	0.7
MRI Software LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+475	8.4	2/10/2028	128,217	128	120	0
MRI Software LLC	(10)			First Lien - Revolving Credit Facility	SOFR+475	8.4	2/10/2028	11,062	11	9	—
Olo Parent, Inc.	(10)			First Lien - Term Loan	SOFR+450	8.2	9/13/2032	29,521,743	29,402	29,005	2.8
Olo Parent, Inc.	(10)	(20)		First Lien - Revolving Credit Facility	SOFR+450	8.2	9/13/2032	—	(13)	(48)	—
SonicWall, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+500	8.7	5/18/2028	23,948,547	23,777	7,045	0.7
SonicWall, Inc.	(10)			First Lien - Term Loan	SOFR+550	9.2	5/18/2028	14,027,457	13,747	5,611	0.6
									154,071	124,085	12.2
Telecommunication Services
GTT Communications, Inc.	(9)			First Lien - Term Loan	SOFR+600	9.7	4/15/2031	$7,379,895	$7,249	$7,250	0.7
Intermedia Holdings, Inc.	(9)			First Lien - Term Loan	SOFR+525	8.9	4/4/2029	10,442,336	10,292	10,299	1.0
Zacapa S.a r.l.	(6)	(7)	(10)	First Lien - Term Loan	SOFR+375	7.4	3/22/2029	9,215,171	9,193	9,178	0.9
									26,734	26,727	2.6

Company	Notes				Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Transportation
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)		First Lien - Term Loan	CORRA+525	7.5	6/30/2031	C$	31,630,766	$22,916	$22,523	2.2
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)		First Lien - Revolving Credit Facility	CORRA+525	7.5	6/30/2031		767,868	519	522	0.1
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)	(20)	First Lien - Delayed Draw Term Loan	CORRA+525	7.5	6/30/2031		—	(34)	(44)	-
Jupiter Refuel US Buyer, Inc.	(6)	(10)			First Lien - Term Loan	SOFR+525	8.9	6/30/2031		$2,577,768	2,543	2,555	0.3
Jupiter Refuel US Buyer, Inc.	(6)	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	8.9	6/30/2031		—	(4)	(5)	-
											25,940	25,551	2.5
Utilities
Lackawanna Energy Center LLC	(7)	(9)			First Lien - Term Loan	SOFR+275	6.4	8/5/2032		$8,627,005	$8,611	$8,623	0.9
											8,611	8,623	0.9
Total non-controlled, non-affiliated debt investments											1,690,632	1,647,998	161.6
Equity investments
Consumer Services
Riser Fitness, LLC	(19)	(20)			Warrants	N/A	N/A	N/A		$194,344	$194	$345	0.0
											194	345	0.0
Financial Services
DigitalBridge Group, Inc.	(6)	(21)			Series J Preferred Shares	N/A	N/A	N/A		$162,065	$4,204	$3,507	0.3
DigitalBridge Group, Inc.	(6)	(21)			Series I Preferred Shares	N/A	N/A	N/A		199,597	3,402	2,813	0.3
DigitalBridge Group, Inc.	(6)	(21)			Series H Preferred Shares	N/A	N/A	N/A		117,820	2,445	2,070	0.2
Ripple Labs Inc.	(19)				Class A Common Units	N/A	N/A	N/A		60,000	15,001	17,589	1.7
											25,052	25,979	2.5
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(19)	(20)			Warrants	N/A	N/A	N/A		$2,296	$264	$306	0.0
											264	306	0.0
Health Care Equipment & Services
HHM Holdco, LLC	(19)	(20)			Common Units	N/A	N/A	N/A		$354,060	$354	$354	0.0
											354	354	0.0
Household & Personal Products
Arkas Topco Limited	(19)	(6)			Preferred Shares	N/A	N/A	N/A		$498,852	$499	$493	0.1
Arkas Topco Limited	(19)	(6)			Ordinary Shares	N/A	N/A	N/A		1,148	1	9	—
											500	502	0.1
Total non-controlled, non-affiliated equity investments											$26,364	27,486	2.7
Total non-controlled, non-affiliated investments											$1,716,996	1,675,484	164.3
Non-controlled, affiliated investments
Debt investments
Consumer Discretionary Distribution & Retail
FR Refuel, LLC	(9)				First Lien - Term Loan	SOFR+486	8.5	11/8/2028		$8,650,386	$8,626	$8,478	0.8
FR Refuel, LLC	(9)	(20)			First Lien - Delayed Draw Term Loan	SOFR+486	8.5	11/8/2028		—	-	(9)	-
											8,626	8,469	0.8
Total non-controlled, affiliated debt investments											8,626	8,469	0.8
Total non-controlled, affiliated investments											8,626	8,469	0.8
Controlled, affiliated investments
Debt investments
Consumer Services
Ducky's Opco, LLC	(10)	(20)			First Lien - Term Loan	SOFR+500	8.7	1/9/2031		$4,206,207	$4,166	$4,129	0.4
-											4,166	4,129	0.4
Total controlled, affiliated debt investments											4,166	4,129	0.4
Equity investments
Consumer Services
Ducky's Holdco, LLC	(19)	(20)			Class A Units	N/A	N/A	N/A		$5,857	$5,932	$6,688	0.7
-											5,932	6,688	0.7
Total controlled, affiliated equity investments											$5,932	6,688	0.7
Total controlled, affiliated investments											$10,098	10,817	1.1
Total investments											$1,735,720	1,694,770	166.2

Company	Notes		Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)		Fair Value (4,5)	% of Net Assets

Cash Equivalents
BlackRock Liquidity Funds Treasury Trust	(17)	(21)		N/A	3.6	N/A		$22,808,323		$22,808	$22,808	2.2
Goldman Sachs USD Treasury Liquid Reserves Fund	(17)	(21)		N/A	3.5	N/A		602,829		603	603	0.1
Total cash equivalents										$23,411	$23,411	2.3
Total investments and cash equivalents										$1,759,131	$1,718,181	168.5

Derivative Instrument						Settlement Date	Notional amount to be purchased		Notional amount to be sold		Fair Value	% of Net Assets
Foreign currency forward contract	(6)					8/3/2026		$28,750		€23,868	$1,013	0.1
Foreign currency forward contract	(6)					6/29/2026		$24,298	C$	33,275	294	0.0
Foreign currency forward contract	(6)					9/11/2026		$24,595		£18,423	238	0.0
Foreign currency forward contract	(6)					4/27/2026		$8,172		€6,972	103	0.0
Foreign currency forward contract	(6)					5/14/2026		£5,844		$7,729	6	-
Foreign currency forward contract	(6)					5/14/2026		£1,747		$2,307	5	-
Foreign currency forward contract	(6)					4/27/2026		$187		€163	(1)	-
Foreign currency forward contract	(6)					5/14/2026	C$	11,426		$8,234	(7)	-
Foreign currency forward contract	(6)					5/14/2026		£321		$439	(15)	-
Foreign currency forward contract	(6)					5/14/2026		€14,779		$17,410	(293)
Total foreign currency forward contracts											$1,343	0.2

(1)
For each loan, the Company has indicated the reference rate used and provided the spread in effect as of March 31, 2026.
(2)
The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
(3)
$ in thousands. All debt investments are shown at amortized cost.
(4)
$ in thousands. Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. Refer to Note. 5 Fair Value Measurements.
(5)
Negative fair market values indicate investment had an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6)
Considered non-qualifying asset under Section 55(a) of the 1940 Act. As of March 31, 2026, non-qualifying assets totaled 13.3% of the Company's total assets.
(7)
Investment is valued using observable inputs and considered a Level 2 investment.
(8)
Investment earned part of investment income as paid-in-kind interest income. Interest rate includes 1.00% of PIK.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2026 was 3.66%.
(10)
The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2026 was 3.68%.
(11)
The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2026 was 3.70%.
(12)
The interest rate on these loans is subject to daily SOFR, which as of March 31, 2026 was 3.68%.
(13)
The interest rate on these loans is subject to 3 month CORRA, which as of March 31, 2026 was 2.29%.
(14)
The interest rate on these loans is subject to 3 month EURIBOR, which as of March 31, 2026 was 2.08%.
(15)
The interest rate on these loans is subject to 3 month SONIA, which as of March 31, 2026 was 3.74%.
(16)
As of March 31, 2026, the deal was unsettled globally and as such no contract information was available.
(17)
The rate shown is the seven-day yield as of March 31, 2026.
(18)
Please see below table detailing fair market value and amortized cost for non-USD denominated investments in local currencies.

Issuer	Investment Type	Currency	Cost	FMV

Albion Fortress Intermediate Holdings LLC	First Lien - Term Loan	EUR	22,936	23,005
Jupiter Refuel Canada Buyer, Inc.	First Lien - Term Loan	CAD	31,207	31,332
Jupiter Refuel Canada Buyer, Inc.	First Lien - Revolving Credit Facility	CAD	707	727
Jupiter Refuel Canada Buyer, Inc.	First Lien - Delayed Draw Term Loan	CAD	(46)	(62)
Ruby Bidco Holdings Limited	First Lien - Term Loan	GBP	15,974	15,839
Ruby Bidco Holdings Limited	First Lien - Delayed Draw Term Loan	GBP	1,694	1,558
Urban Gym Group B.V.	First Lien - Term Loan	EUR	6,292	6,291
Urban Gym Group B.V.	First Lien - Delayed Draw Term Loan	EUR	407	388

(19)
These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers as private warrants. See additional information regarding these securities below:

Issuer	Acquisition Date
Ripple Labs Inc.	11/6/2025
Ducky's Holdco, LLC	1/9/2026
Arkas Topco Limited	11/19/2025
HHM Holdco, LLC	3/31/2026
Riser Fitness, LLC	3/14/2025
Amy's Kitchen, LLC	6/30/2025

(20)
All of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6. Debt). For all other debt investments, which are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(21)
Investment is valued using observable inputs and is considered a Level 1 investments. Refer to Note. 5 Fair Value Measurements.

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments

As of December 31, 2025

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
(4)
$ in thousands. Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. Refer to Note. 5 Fair Value Measurements.
(5)
Negative fair values indicate investment had an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Unamortized fees are classified as unearned income which reduces cost basis, which may result in a negative cost basis. A negative fair value may result from the unfunded commitment being valued below par.
(6)
Considered non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2025, total non-qualifying assets, including respective interest receivable, totaled 14.4% of the Company's total assets.
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

(19)
These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers as private warrants See additional information regarding these securities below:

Issuer	Acquisition Date
Ripple Labs Inc.	11/6/2025
Amy's Kitchen, LLC	6/30/2025
Riser Fitness, LLC	3/14/2025
Arkas Topco Limited	11/19/2025

(20)
All of these debt investments are not pledged as collateral under any of the Company's credit facilities see Note 6. Debt. For all other debt investments, which are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of March 31, 2026, non-qualifying assets totaled 13.3% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

Restricted Cash, Restricted Foreign Currencies and Restricted Cash Equivalents

Restricted cash, restricted foreign currencies and restricted cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. See reconciliation under "Cash, Foreign Currencies and Cash Equivalents" for totals as of March 31, 2026.

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

The table below details cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies and restricted cash equivalents as of March 31, 2026.

($ in thousands)	Restricted cash, foreign currencies and cash equivalents	Cash, foreign currencies and cash equivalents	Total[2]
Cash	$12,469	$5,873	$18,342
Foreign currencies	922	2,752	3,675
Cash equivalents[1]	17,104	6,307	23,411
Total	$30,495	$14,932	$45,427
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

Net realized and net change in unrealized gain/(loss) on forward foreign currency contracts are reflected in the Consolidated Statement of Operations. The below table details the Company's reconciliation of gross to net balances expressed in thousands as of March 31, 2026:

Counterparty	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts offset in the Consolidated Statement of Financial Condition	Net Amount of Asset/(Liabilities) Presented on the Consolidated Statement of Financial Condition	Cash Collateral (Received) /Pledged	Net Amount
Bank of Nova Scotia	$1,659	$(316)	$1,343	$—	$1,343
Bank of Nova Scotia	(316)	316	—	—	—
Total	$1,343	$—	$1,343	$—	$1,343

Net realized and net change in unrealized gain/(loss) on forward foreign currency contracts are reflected in the Consolidated Statement of Operations. The below table details the Company's reconciliation of gross to net balances expressed in thousands as of December 31, 2025:

Counterparty	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts offset in the Consolidated Statement of Financial Condition	Net Amount of Asset/(Liabilities) Presented on the Consolidated Statement of Financial Condition	Cash Collateral (Received) /Pledged	Net Amount

Bank of Nova Scotia	$385	$(218)	$167	$—	$167
Bank of Nova Scotia	(218)	218	—	—	—
Total	$167	$—	$167	$—	$167

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands as of March 31, 2026:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia		$28,750		€23,868	8/3/2026	$1,013	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,298	C$	33,275	6/29/2026	294	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,595		£18,423	9/11/2026	238	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$8,172		€6,972	4/27/2026	103	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£5,844		$7,729	5/14/2026	6	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£1,747		$2,307	5/14/2026	5	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$187		€163	4/27/2026	(1)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia	C$	11,426		$8,234	5/14/2026	(7)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£321		$439	5/14/2026	(15)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,410	5/14/2026	(293)	Unrealized gain on forward foreign currency contracts
					Total	$1,343

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands as of December 31, 2025:

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

As of March 31, 2026 and December 31, 2025, the Company had no non-accrual debt investments.

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

Since inception, the Adviser has elected to pay certain organization costs under the Amended and Restated Expense Support and Conditional Reimbursement Agreement ("Expense Support Agreement"). Expense support amounts fronted by the Adviser will be subject to recoupment under the terms of the Expense Support Agreement. See discussion in Note 3 - "Related Party Transactions and Agreements" for additional disclosure.

For the three months ended March 31, 2026 and 2025, the Company recorded $0.0 million and $2.4 million, respectively, of organization costs in the Consolidated Statement of Operations.

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

As of March 31, 2026 and December 31, 2025, respectively, the Company recorded $0.6 million and $0.7 million of deferred offering costs, capitalized, within the Consolidated Statement of Financial Condition. For the three months ended March 31, 2026, $0.3 million of offering costs were amortized in the Consolidated Statement of Operations. For the corresponding period in 2025, offering costs were not yet being amortized.

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

Foreign Currency Translation

Assets and liabilities that are denominated in foreign currencies were translated into U.S. dollars at the closing rates of exchange on March 31, 2026. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company includes that portion of the results of operations resulting from changes in foreign exchange rates on investments in net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations. All other foreign currency translation gain/(loss) is included in the net realized and net change in unrealized foreign currency translation gain/(loss) on the Consolidated Statement of Operations.

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

The Company expects to make a RIC Election when it files its U.S. federal income tax return for the taxable year that began August 1, 2025 and ended December 31, 2025. As of the BDC Election, it is expected the Company will be treated as a RIC for U.S. federal income tax purposes. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes (at least annually) to its shareholders as distributions. Rather, any U.S. federal income tax liability related to amounts distributed by the Company represents obligations of the Company’s shareholders.

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

As of March 31, 2026 and December 31, 2025, the tax cost and estimated gross unrealized appreciation (depreciation) from investments for federal income tax purposes are as follows:

	As of March 31,	As of December 31,
($ in thousands)	2026	2025
Tax cost	$1,736,453	$1,503,544
Gross unrealized appreciation	5,402	3,751
Gross unrealized depreciation	(47,282)	(18,489)
Net unrealized investment appreciation / (depreciation) on investments	$(41,880)	$(14,738)

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures ("ASU 2024-03"), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Management Fee

The Company pays to the Adviser a management fee (the "Management Fee") at an annual rate of 1.25% of the Company’s net assets, payable quarterly in arrears, calculated as of the end of the most recently completed calendar quarter and adjusted for any Share issuances, repurchases, dividends or distributions during the relevant calendar quarter. For purposes of determining the Management Fee, the Company’s net assets means its total assets less liabilities determined on a consolidated basis in accordance with U.S. GAAP. The Adviser agreed to waive the Management Fee for (i) the period prior to the BDC Election, and (ii) the 6-month period following the date of the first closing following the BDC Election (the "Initial Fee Waiver"). The Initial Fee Waiver is not subject to recoupment by the Adviser. The Management Fee for any partial quarter will be appropriately prorated based on the actual number of days elapsed relative to the total number of days in such calendar quarter.

During the three months ended March 31, 2026, the Company recorded a management fee of $3.1 million and management fee waiver of $1.0 million (representative of January 2026 activity, waived, pursuant to the Initial Fee Waiver) within the Consolidated Statement of Operations. As of March 31, 2026, the Company had no outstanding management fee payable.

During the three months ended March 31, 2025, the Company recorded no management fees as the Company had not issued equity and incurred a loss, therefore the management fee base was zero.

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

For the three months ended March 31, 2026, the Company recorded Investment Income Incentive Fees of $3.1 million within the Consolidated Statement of Operations. During the three months ended March 31, 2025, the Company recorded a loss and as such no corresponding investment income incentive fee was recorded.

For the three months ended March 31, 2026 and December 31, 2025, the Company paid $3.1 million and $2.5 million of Investment Income Incentive Fees, respectively.

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

For the three months ended March 31, 2026, there was no Capital Gains Incentive Fee accrued.

For the three months ended March 31, 2025, there was a $14.0 thousand Capital Gains Incentive Fee accrued.

The payable fees under the Investment Advisory Agreement are appropriately adjusted for any Share issuances or repurchases during the calendar quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and except as described above, exclude capital gains, realized loss and unrealized capital appreciation or depreciation.

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

Expense Payments are recorded in the Company’s Consolidated Statement of Operations, classified under the appropriate operating expense caption offset by the total amount of Expense Payments made by the Adviser captioned as "Expense Support". The Company's obligation to make a Reimbursement Payment will be recorded as a payable on the last business day of the applicable calendar quarter, and will be paid as promptly as possible following such applicable calendar quarter and in no event later than forty-five days after the end of such applicable quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

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

For the three months ended March 31, 2026, the Company did not record any Expense Support. For the three months ended March 31, 2025, the Company recorded $2.4 million of Expense Support related to organization costs. See further discussion in Note 2 - Summary of Significant Accounting Policies under the "Organization and Offering Costs" section.

Excess Operating Funds have been generated, however, the Adviser elected to waive its right to receive any Reimbursement Payment and as such, no corresponding payable was recorded in the Statement of Financial Condition as of March 31, 2026. The Expense Payments remain eligible for Reimbursement Payment in the future in accordance with the recoupment period defined in the Expense Support Agreement.

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

4. Investments

Investment Type

The table below presents the Company's investments at amortized cost and fair value as of March 31, 2026, expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,659,180	97.9%	$1,702,008	98.0%
Mezzanine debt investments	1,416	0.1%	1,416	0.1%
Preferred equity investments	34,174	2.0%	32,296	1.9%
Total as of March 31, 2026	$1,694,770	100.0%	$1,735,720	100.0%

The table below presents the Company's investments at amortized cost and fair value as of December 31, 2025, expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,472,716	98.9%	$1,486,855	98.9%
Preferred equity investments	16,140	1.1%	15,959	1.1%
Total as of December 31, 2025	$1,488,856	100.0%	$1,502,814	100.0%

Industry Classification

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The tables below present investments by industry composition based on fair value as of March 31, 2026 and December 31, 2025 expressed in thousands:

Industry	Fair Value	% Fair Value
Energy	$230,416	13.6%
Health Care Equipment & Services	198,062	11.7
Consumer Services	196,691	11.6
Capital Goods	185,945	11.0
Commercial & Professional Services	176,153	10.4
Software & Services	124,085	7.3
Consumer Durables & Apparel	122,475	7.2
Financial Services	100,572	5.9
Materials	67,416	4.0
Household & Personal Products	51,734	3.1
Pharmaceuticals, Biotechnology & Life Sciences	43,963	2.6
Consumer Discretionary Distribution & Retail	42,808	2.5
Food, Beverage & Tobacco	37,467	2.2
Insurance	26,960	1.6
Telecommunication Services	26,727	1.6
Transportation	25,551	1.5
Equity Real Estate Investment Trusts (REITs)	12,630	0.8
Automobiles & Components	9,886	0.6
Utilities	8,623	0.5
Real Estate Management & Development	6,606	0.4
Total as of March 31, 2026	$1,694,770	100.0%

Industry	Fair Value	% Fair Value
Consumer Services	$184,163	12.4%
Commercial & Professional Services	178,984	12.0
Software & Services	141,719	9.5
Health Care Equipment & Services	139,258	9.4
Energy	137,492	9.2
Capital Goods	123,412	8.3
Consumer Durables & Apparel	117,398	7.9
Materials	105,023	7.1
Financial Services	91,525	6.2
Insurance	52,757	3.5
Pharmaceuticals, Biotechnology & Life Sciences	44,473	3.0
Household & Personal Products	43,168	2.9
Telecommunication Services	27,667	1.9
Transportation	26,064	1.8
Food, Beverage & Tobacco	19,637	1.3
Equity Real Estate Investment Trusts (REITs)	12,632	0.9
Automobiles & Components	10,825	0.7
Real Estate Management & Development	8,973	0.6
Utilities	8,885	0.6
Consumer Discretionary Distribution & Retail	8,106	0.5
Technology Hardware & Equipment	6,695	0.5
Total as of December 31, 2025	$1,488,856	100%

Geographic Composition

The table below presents investments by geographic composition based on fair value as of March 31, 2026 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$1,563,816	92.3%
United Kingdom	79,679	4.7
Canada	25,551	1.5
Panama	9,178	0.5
Australia	8,827	0.5
Netherlands	7,719	0.5
Total as of March 31, 2026	$1,694,770	100.0%

The table below presents investments by geographic composition based on fair value as of December 31, 2025 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$1,362,534	91.5%
United Kingdom	73,509	4.9
Canada	26,064	1.8
Panama	9,975	0.7
Australia	8,933	0.6
Netherlands	7,841	0.5
Total as of December 31, 2025	$1,488,856	100.0%

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

The following table presents the valuation of the Company’s investment portfolio at fair value by level within the fair value hierarchy as of March 31, 2026:

($ in thousands)	Level 1	Level 2	Level 3	Total
First lien debt investments	$—	$269,424	$1,389,756	$1,659,180
Mezzanine debt investments	—	—	1,416	1,416
Preferred equity investments	8,390	—	25,784	34,174
Foreign currency forward transactions	—	1,343	—	1,343
Cash equivalents	23,411	—	—	23,411
Total Assets and Liabilities at Fair Value	$31,801	$270,767	$1,416,956	$1,719,524

The following table presents the valuation of the Company’s investment portfolio at fair value by level within the fair value hierarchy as of December 31, 2025:

($ in thousands)	Level 1	Level 2	Level 3	Total
First lien debt investments	$—	$325,853	$1,146,863	$1,472,716
Preferred equity investments	—	—	16,140	16,140
Foreign currency forward transactions	—	167	—	167
Cash equivalents	87,000	—	—	87,000
Total Assets and Liabilities at Fair Value	$87,000	$326,020	$1,163,003	$1,576,023

The following tables present a roll forward of the amounts in the Consolidated Statement of Financial Condition of the Company’s investment portfolio for the periods presented, classified by the Company within Level 3 of the fair value hierarchy. When a determination is made to classify an investment within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations.

	For the three months ended
	March 31, 2026
($ in thousands)	First lien debt investments	Mezzanine debt investments	Preferred equity investments	Total
Fair value, December 31, 2025	$1,146,863	$—	$16,140	$1,163,003
Transfer in to Level 3	15,686	-	-	15,686
Transfer out of Level 3	(25,746)	-	-	(25,746)
Purchases/Borrowings	326,673	1,416	6,285	334,374
Sales and Settlements/Paydowns	(63,569)	-	-	(63,569)
Accretion of discount/amortization of premium	1,056	-	-	1,056
Total net realized and net change in unrealized gain/(loss) on investments	(11,207)	-	3,359	(7,848)
Fair value, March 31, 2026	$1,389,756	$1,416	$25,784	$1,416,956

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations.

	For the three months ended
	March 31, 2025
($ in thousands)	First lien debt investments	Mezzanine debt investments	Preferred equity investments	Total
Fair value, December 31, 2024	$—	$—	$—	$—
Purchases/Borrowings	887	-	91	978
Sales and Settlements/Paydowns	(3)	-	-	(3)
Accretion of discount/amortization of premium	1	-	-	1
Total net realized and unrealized gain/(loss) on investments	8	-	107	115
Fair value, March 31, 2025	$893	$-	198	$1,092

The following tables present quantitative and qualitative information about the significant unobservable inputs used in determining the fair value of the Company’s Level 3 investments. The tables display the range of significant unobservable inputs used by valuation techniques for each Level 3 asset category. Certain inputs may not be significant inputs used in the valuation of all investments within the Level 3 asset category. Additionally, the range of such inputs presented in the tables may not be applicable to the valuation of each individual asset within a category. The categorization of assets in the below tables is determined by each individual asset’s valuation characteristics.

As of March 31, 2026 and December 31, 2025, all Level 3 investments, earlier displayed in the fair value measurement table, were included in the following tables.

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

As of March 31, 2026

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$1,133,031	Discounted Cash Flow	Discount Rate	8.9%-80.4%	10.6%
	93,280	Black Derman Toy	Discount Rate	8.8%-10.5%	9.5%
			Interest Rate Volatility	30.0%	30.0%
	97,758	Transactional Value	Transaction Price	N/A	N/A
	65,687	Broker Quotes	Broker Quotes	N/A	N/A
Mezzanine debt investment	$1,416	Transactional Value	Transaction Price	N/A	N/A
Preferred equity investments	$17,588	Monte-Carlo Simulation	Comparable Company Quotes	117.15	117.15
			Call Option Term	3.75 years	3.75 years
			Drift	14.5%	14.5%
			Volatility	84.3%	84.3%
	7,349	Valuation Multiple	LTM EBITDA	7.3x-12.3x	8.1x
			NCY EBITDA	10.0x	10.0x
			Illiquidity Discount	10.0%	10.0%
	493	Discounted Cash Flow	Discount Rate	10.3%	10.3%
	354	Transactional Value	Transaction Price	N/A	N/A

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of December 31, 2025

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$963,798	Discounted Cash Flow	Discount Rate	8.3%-25.4%	10.2%
			Interest Rate Volatility	30.0%	30.0%
	129,827	Broker Quotes	Broker Quotes	N/A	N/A
	53,238	Transactional Value	Transaction Price	N/A	N/A

Preferred equity investments	$14,925	Monte-Carlo Simulation	Comparable Company Quotes	137.15	137.15
			Call Option Term	4 years	4 years
			Drift	14.5%	14.5%
			Volatility	82.5%	82.5%
	717	Valuation Multiple	LTM EBITDA	7.3x-12.3x	8.3x
			Illiquidity Discount	10.0%	10.0%
	498	Discounted Cash Flow	Discount Rate	10.1%	10.1%

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of March 31, 2026 and December 31, 2025, the majority of the investments purchased by the Company were purchased alongside other funds, accounts and clients managed by the Adviser or its affiliates pursuant to the conditions of the Co-Investment Exemptive Order, as applicable.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026, the Company’s asset coverage ratio was 242%.

The table below presents outstanding debt obligations as of March 31, 2026:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$199,730	$200,270	$(4,648)	$195,082
BAML ABL Credit Facility	300,000	134,700	165,300	(1,365)	133,335
Scotiabank ABL Facility	600,000	381,893	218,107	(4,620)	377,273
Total Debt	$1,300,000	$716,323	$583,677	$(10,633)	$705,690

1The amount available may be subject to limitations related to each credit facility's borrowing base.

The table below presents outstanding debt obligations as of December 31, 2025:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$211,500	$188,500	$(4,399)	$207,101
BAML ABL Credit Facility	150,000	146,700	3,300	(738)	145,962
Scotiabank ABL Facility	600,000	299,286	300,714	(4,752)	294,534
Total Debt	$1,150,000	$657,486	$492,514	$(9,889)	$647,597

1The amount available may be subject to limitations related to each credit facility's borrowing base.

As of March 31, 2026 and December 31, 2025, the Company’s debt obligations are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. The table below presents the components of interest expense for all debt obligations for the period presented:

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
Interest expense	$9,020	$92
Amortization of debt issuance costs	439	82
Total Interest Expense	$9,459	$174

Weighted average interest rate[1]	5.4%	6.7%
Weighted average daily outstanding borrowings	$623,927	$544
[1]Averages are calculated based on annualized amounts.

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

The obligations of the Company pursuant to the Scotiabank Revolving Credit Agreement are secured by a first-priority security interest in substantially all of the assets of the Company (not pledged to other facilities).

BAML ABL Credit Facility

On September 29, 2025, the Company, (through wholly owned subsidiaries FPLF BA Holdings Finance LLC, as borrower and FPLF BA Holdings Finance CM LLC, as servicer) entered into a Credit Agreement (the "BAML ABL Credit Agreement") with Bank of America, N.A., as administrative agent and each of the lenders from time to time party thereto, which provides for a revolving credit facility (the "BAML ABL Credit Facility") with a total commitment of $150 million. On March 29, 2026, the total commitment increased to $300 million. The scheduled maturity date of the BAML ABL Credit Facility is September 29, 2028. Borrowings under the BAML ABL Credit Agreement may take the form of base rate loans, SOFR loans, alternative currency daily rate loans, alternative currency term rate loans or Canadian prime rate loans.

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

The obligations of the Company pursuant to the BAML ABL Credit Agreement are secured by a first-priority security interest in certain assets of the Company (not pledged to other facilities).

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC (the "NS Borrower") and FPLF NS Holdings Finance DAC (the "Subsidiary Guarantor" and together with the Borrower, each a "Loan Party" and collectively, the "Loan Parties"), entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent (in its capacity as administrative agent, the "Administrative Agent"), U.S. Bank Trust Company, National Association, as collateral agent (the "Collateral Agent"), U.S. Bank National Association, as custodian (the "Custodian"), FPLF NS Holdings Finance CM LLC, as servicer (the "Servicer"), and each of the lenders party thereto (the "Lenders"), which provides for a revolving and term loan credit facility (the "Scotiabank ABL Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans.

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

The obligations of the Company pursuant to the Scotiabank ABL Credit Agreement are secured by a first-priority perfected lien on, and security interest in, certain assets of the Company (not pledged to other facilities).

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

Capital Activity

The table below summarizes the Shares issued and net proceeds for the following periods ended March 31, 2026:

	(shares in whole dollars)	($ in thousands)
Subscriptions Effective	Shares Issued	Net Proceeds
January 1, 2026	4,928,630	$121,458
February 1, 2026	855,330	20,866
March 1, 2026	1,672,638	40,058
For the three months ended March 31, 2026	7,456,598	$182,381

As of March 31, 2026, the Company had $53.3 million of unfunded capital commitments.

Net Asset Value

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as its "valuation designee", which includes calculating the Company's NAV per Share.

The Company issues Shares at the NAV per Share, determined monthly by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the respective month end. The Company will determine NAV for our Shares as of the last day of each calendar month. Shares issuances related to monthly subscriptions are effective the first calendar day of each month. The below table details the NAV per Share for the period ending March 31, 2026:

NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95

Distributions

The Company intends to declare monthly distribution amounts per Share, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s distributions with a record date during the following periods:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
Total distributions declared for the three months ended March 31, 2026					$21,025

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

The following table summarizes the Company's distributions reinvested for the period ended March 31, 2026:

Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value ($ in thousands)
January 31, 2026	January 1, 2026	41,171	$24.64	$1,015
February 28, 2026	February 1, 2026	49,224	24.40	1,201
March 31, 2026	March 1, 2026	53,327	23.95	1,278
		143,723		$3,494

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

8. Earnings per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations:

($ in thousands, except per share data)	For the three months ended March 31,
Per share data:	2026	2025
Net investment income per share (basic and diluted)	$0.53	N/A
Earnings per share (basic and diluted)	(0.11)	N/A
Weighted average shares outstanding	41,040,180	N/A

9. Financial Highlights

	Three months ended March 31,
Per Share Data[1]	2026	2025*
Net asset value at beginning of period	$24.64	$—
Net investment income (loss)	0.53	—
Net change in unrealized gains (loss) and net realized gains (losses)	(0.65)	—
Net increase (decrease) in net assets from operations	$(0.12)	$—
Capital Activity

Distributions	$(0.51)	$—
Net increase (decrease) in capital activity	(0.51)	—
Net asset value at end of period	$24.01	$—

Total return	(0.5)%	(200.0)%

Ratios[3]
Ratio of expenses before expense support and fee waivers to average net assets	1.8%	(6,262.1)%
Expense support and fee waivers to average net assets[2]	(0.1)	5,735.1
Ratio of expenses after expense support and fee waivers to average net assets	1.7	(527.0)
Ratios of net investment income (loss) to average net assets	2.2	(475.7)
Portfolio turnover rate	8.1%	0.2%

1 As of March 31, 2026, the per share data was derived by using the weighted average shares outstanding.

*As of March 31, 2025, the Company had not yet issued Shares or recorded equity, therefore the per share data is not applicable and the ratios and total returns are larger than if the Company had issued Shares or recorded equity.

2 Represents expenses the Adviser has elected to pay (in accordance with the Expense Support Agreement) and fees elected to waive on behalf of the Company.

3For three months ended March 31, 2026 and 2025, the ratios to average net assets were calculated using the average net assets.

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

As of March 31, 2026, the Company had unfunded commitments to investments of approximately $147.9 million, of which, $103.6 million related to term loans and delayed draw term loans and $44.3 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements.

Company	Unfunded Commitment ($ in thousands)
Superior Intermediate LLC	$17,408
GT Independence Buyer, Inc.	15,518
EXEMPLIS LLC	13,628
Haven Health Acquisition, LLC	12,392
MidCon Development Finance, LLC	11,666
Hollywood Feed, LLC	10,949
Jupiter Refuel Canada Buyer, Inc.	7,728
Ruby Bidco Holdings Limited	7,721
GS AcquisitionCo, Inc.	7,286
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	7,088
Eagle Ford Development Finance, LLC	5,523
Blue Raven Solutions, LLC, Triman Industries, Inc. and Crestwood Technology Group, LLC	3,938
Riser Fitness, LLC	3,678
Steele Solutions, Inc.	3,512
Olo Parent, Inc.	2,734
Solidcore Topco, LLC	2,656
LeadVenture Inc.	2,188
Xponential Fitness LLC	2,068
Urban Gym Group B.V.	1,976
GC FERRY ACQUISITION I INC	1,750
Fabletics, Inc.	1,707
Amy's Kitchen, LLC	1,284
VRS BUYER INC	836
PMI US BIDCO INC	690
Jupiter Refuel US Buyer, Inc.	563
BB PEP Bidco, LLC	500
FR Refuel, LLC	435
Shrieve Chemical Company, LLC	270
MRI Software LLC	237
Total	$147,928

As of December 31, 2025, the Company had unfunded commitments to investments of approximately $113.3 million, of which, $82.9 million related to term loans and delayed draw term loans and $30.4 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements. All dollars represented in thousands:

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

From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of March 31, 2026, the Company is not aware of any pending or threatened litigation.

12. Subsequent Events

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of April 1, 2026 (number of Class I common shares finalized on April 24, 2026)	1,004,122	$24,106

Distributions

The Company declared distributions set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
April 24, 2026	April 30, 2026	May 26, 2026	$0.1715

Investor Commitments

As of May 14, 2026, the Company had $29.6 million of unfunded capital commitments.

Amended and Restated Dealer Manager Agreement and Form of Participating Broker-Dealer Agreement

On May 11, 2026, the Company and Fortress Wealth Solutions LLC, as dealer manager for the Shares ("FWS"), entered into the Amended and Restated Dealer Manager Agreement (the "A&R Dealer Manager Agreement"). The A&R Dealer Manager Agreement amends and restates in its entirety the existing Dealer Manager Agreement, by and between the Company and FWS, to reflect the ability of the Company to sell multiple classes of its Shares.

On May 11, 2026, the Board approved an updated form of Participating Broker-Dealer Agreement, to be entered into by and between FWS and any participating broker-dealers party thereto, pursuant to which such participating broker-dealers are permitted to sell various classes of the Company's Shares.

Multiple Class Plan

On May 11, 2026, the Company adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan, the Company is authorized to issue three classes of its Shares: Class S shares (the "Class S Shares"), Class D shares (the "Class D Shares") and Class I shares (the "Class I Shares"). As of May 11, 2026, the Company has not issued any Class S Shares or Class D Shares.

Distribution and Shareholder Servicing Plan

On May 11, 2026, the Company adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class S Shares and Class D Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Company may pay to FWS, as dealer manager for the Shares, a fee for distribution and/or shareholder services with respect to the Class S Shares and Class D Shares. The Distribution and Shareholder Servicing Plan provides that no such fees shall be paid with respect to Class I Shares.

Scotiabank Amendment

On May 13, 2026, Company and the Loan Parties entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility, by and among Scotiabank, as initial lender and Administrative Agent, the Collateral Agent, the Custodian, the Servicer, and the Lenders. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Scotiabank ABL Credit Agreement.

Pursuant to Amendment No. 2, among other things, AXA IM Private Financing II Designated Activity Company (“AXA”) was joined as an additional Lender under the Scotiabank ABL Credit Agreement. In connection with Amendment No. 2, Scotiabank assigned 25% of its revolving commitment and outstanding revolving loans under the Scotiabank ABL Facility to AXA such that, as of the date of Amendment No. 2, the Lenders under the Scotiabank ABL Credit Agreement are Scotiabank and AXA.

In connection with AXA's joinder under the Scotiabank ABL Credit Agreement, Amendment No. 2 provides for an Event of Default triggered upon a performance default or breach by the Company, as Retention Provider under the EU/UK Retention Letter in any material respect for purposes of European risk retention compliance by AXA (or certain of its affiliates that may become Lenders) (a “Retention Letter Default”), subject to a cure period. If not cured, the Retention Letter Default permits or requires certain reductions of commitments and prepayments by the NS Borrower with respect to AXA, subject to the terms and conditions of the Scotiabank ABL Credit Agreement. Amendment No. 2 also provided for certain amendments required by S&P in connection with obtaining a rating from S&P of the loan tranches under the Scotiabank ABL Facility.

In addition, Amendment No. 2 (i) amends the terms and conditions for funding Future Funding Reserve Accounts (as defined in the Scotiabank ABL Credit Agreement), (ii) increases the aggregate principal of Swingline Loans from $25 million to $75 million and increases the number of Swingline Loans in any month, (iii) adds a Portfolio Advance Rate Test requirement to the payment of Permitted RIC Distributions, (iv) removes certain Concentration Limitation requirements, (v) remove certain conditions on Eligible Investments, (vi) changes the Originator Requirement, (vii) amends the Reinvestment Period to require that any extension is subject to the satisfaction of the Rating Condition and consent of all the Lenders (rather than only Majority Lenders), in addition to consent of the Administrative Agent and (viii) modifies certain other definitions, including S&P Rating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in the section entitled "Item 1A. Risk Factors." of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2026 (the "2025 Annual Report").

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of March 31, 2026, non-qualifying assets totaled 13.3% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

The Company’s investment strategy, has and is expected to continue to, benefit from Fortress’s reputation and ability to transact in scale with speed and certainty and its long-standing and extensive relationships with private equity firms as well as direct borrowers that require attractive financing for their transactions.

In addition, the Company may, in the sole discretion of the Adviser, pursue investments outside of the categories described above to take advantage of prevailing market conditions.

Market Conditions and Trends

The market has continued to be marked by the persistence of both elevated inflation and interest rates, in conjunction with tariff risks, political uncertainty (including the impact of a prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration), and geopolitical uncertainty. This uncertainty has continued to weigh on merger and acquisition and sponsor deal activity and market valuations.

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

Recent Developments

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of April 1, 2026 (number of Class I common shares finalized on April 24, 2026)	1,004,122	$24,106

Distributions

The Company declared distributions set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
April 24, 2026	April 30, 2026	May 26, 2026	$0.1715

Investor Commitments

As of May 14, 2026, the Company had $29.6 million of unfunded capital commitments.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Amended and Restated Dealer Manager Agreement and Form of Participating Broker-Dealer Agreement

On May 11, 2026, the Company and Fortress Wealth Solutions LLC, as dealer manager for the Shares ("FWS"), entered into the Amended and Restated Dealer Manager Agreement (the "A&R Dealer Manager Agreement"). The A&R Dealer Manager Agreement amends and restates in its entirety the existing Dealer Manager Agreement, by and between the Company and FWS, to reflect the ability of the Company to sell multiple classes of its Shares.

On May 11, 2026, the Board approved an updated form of Participating Broker-Dealer Agreement, to be entered into by and between FWS and any participating broker-dealers party thereto, pursuant to which such participating broker-dealers are permitted to sell various classes of the Company's Shares.

Multiple Class Plan

On May 11, 2026, the Company adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan, the Company is authorized to issue three classes of its Shares: Class S shares (the "Class S Shares"), Class D shares (the "Class D Shares") and Class I shares (the "Class I Shares"). As of May 11, 2026, the Company has not issued any Class S Shares or Class D Shares.

Distribution and Shareholder Servicing Plan

On May 11, 2026, the Company adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class S Shares and Class D Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Company may pay to FWS, as dealer manager for the Shares, a fee for distribution and/or shareholder services with respect to the Class S Shares and Class D Shares. The Distribution and Shareholder Servicing Plan provides that no such fees shall be paid with respect to Class I Shares.

Scotiabank Amendment

On May 13, 2026, Company and the Loan Parties entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility, by and among Scotiabank, as initial lender and Administrative Agent, the Collateral Agent, the Custodian, the Servicer, and the Lenders. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Scotiabank ABL Credit Agreement.

Pursuant to Amendment No. 2, among other things, AXA IM Private Financing II Designated Activity Company (“AXA”) was joined as an additional Lender under the Scotiabank ABL Credit Agreement. In connection with Amendment No. 2, Scotiabank assigned 25% of its revolving commitment and outstanding revolving loans under the Scotiabank ABL Facility to AXA such that, as of the date of Amendment No. 2, the Lenders under the Scotiabank ABL Credit Agreement are Scotiabank and AXA.

In connection with AXA's joinder under the Scotiabank ABL Credit Agreement, Amendment No. 2 provides for an Event of Default triggered upon a performance default or breach by the Company, as Retention Provider under the EU/UK Retention Letter in any material respect for purposes of European risk retention compliance by AXA (or certain of its affiliates that may become Lenders) (a “Retention Letter Default”), subject to a cure period. If not cured, the Retention Letter Default permits or requires certain reductions of commitments and prepayments by the NS Borrower with respect to AXA, subject to the terms and conditions of the Scotiabank ABL Credit Agreement. Amendment No. 2 also provided for certain amendments required by S&P in connection with obtaining a rating from S&P of the loan tranches under the Scotiabank ABL Facility.

In addition, Amendment No. 2 (i) amends the terms and conditions for funding Future Funding Reserve Accounts (as defined in the Scotiabank ABL Credit Agreement), (ii) increases the aggregate principal of Swingline Loans from $25 million to $75 million and increases the number of Swingline Loans in any month, (iii) adds a Portfolio Advance Rate Test requirement to the payment of Permitted RIC Distributions, (iv) removes certain Concentration Limitation requirements, (v) remove certain conditions on Eligible Investments,

(vi) changes the Originator Requirement, (vii) amends the Reinvestment Period to require that any extension is subject to the satisfaction of the Rating Condition and consent of all the Lenders (rather than only Majority Lenders), in addition to consent of the Administrative Agent and (viii) modifies certain other definitions, including S&P Rating.

Portfolio and Investment Activity

Our investment activity for the three months ended March 31, 2026 is presented below.

($ in thousands)	March 31, 2026
New investment commitments:[1]
Total new investment commitments[2]	$380,456
Less: investment commitments exited[3]	(108,875)
Net change in investment commitments	$271,581
Principal amount of investments funded:
First lien loans	$333,903
Mezzanine debt	1,416
Equity	16,323
Total	$351,642
Principal amount of investments sold or repaid:[3]
First lien loans	$(115,004)
Mezzanine debt	—
Equity	—
Total	$(115,004)
Weighted average remaining term for investment commitments (in months)	54
Percentage of new investment commitments at floating rates	95.34%
Weighted average yield:[4]
Funded during the period at amortized cost	9.83%
Funded during the period at fair value	9.85%
Exited or repaid during the period at amortized cost	8.76%
Exited or repaid during the period at fair value	9.07%

1Includes both funded and unfunded commitments.

2Of these new investments, we funded approximately $313 million for the three months ended March 31, 2026.

3Includes scheduled paydowns

4 "Weighted average yield" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or fair value, as applicable.

The table below presents the Company's investments at amortized cost and fair value as of March 31, 2026 expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,659,180	97.9%	$1,702,008	98.0%
Mezzanine debt investments	1,416	0.1%	1,416	0.1%
Preferred equity investments	34,174	2.0%	32,296	1.9%
Total as of March 31, 2026	$1,694,770	100.0%	$1,735,720	100.0%

As of March 31, 2026, the Company's portfolio was approximately $1.7 billion based on fair market value across 87 portfolio companies and 20 industries. Based on fair value, the Company's portfolio consisted of approximately 97.9% first lien, 99.9% floating rate debt investments. The Company's portfolio’s directly originated debt investments had a median EBITDA of $80.5 million, a weighted average net loan-to-value and interest coverage of 45.5% and of 3.0x, respectively. The weighted average yield at fair market value of directly originated debt investments was 10.1% and the weighted average yield at fair market value of the overall portfolio was 9.8%.

As of March 31, 2026, all of our debt investments were performing and are current on their interest payments.

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

The table below presents the composition of our portfolio on the 1 to 4 rating scale as of March 31, 2026:

($ in thousands)
Investment Rating	Fair Value	Percentage
1	$48,280	2.8%
2	1,633,834	96.5
3	12,656	0.7
4	—	—
Total	$1,694,770	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2026, we had no non-accrual debt investments.

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

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2026 and 2025.

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

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025	$ Change
Interest income	$37,805	$8	$37,797
Payment-in-kind interest income	121	-	121
Other income	492	13	479
Total investment income	$38,418	$21	$38,397

For the three months ended March 31, 2026 and 2025, total investment income increased $38.4 million. Our investment portfolio had a fair value increase in $1.7 billion as a result of the initial launch and execution of the Adviser's investment strategy.

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

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025	$ Change
Interest expense	$9,459	$174	$9,285
Organization costs	-	2,392	(2,392)
Management fees	3,095	-	3,095
Investment income incentive fee	3,090	-	3,090
Capital gains incentive fee	-	14	(14)
Administration fees	807	27	780
Professional fees	336	3	333
Offering costs	290	-	290
Other expenses	588	1	587
Total Operating Expenses	$17,665	$2,611	$15,054

For the three months ended March 31, 2026 and 2025, total operating expenses increased $15.1 million, primarily attributable to an increase in interest expense associated with borrowings under our outstanding credit facilities and as the Company continued to grow in its first year of investment operations, an increase in associated fees due to the Adviser, given the larger fee base as compared period over period, offset the decrease in organization costs period over period.

Expense Support/ Reimbursement and Fee Waivers

Per the Expense Support Agreement, the Adviser may elect to pay certain of our expenses (including organization costs) on the Company’s behalf. Additionally, the Adviser can elect to waive management and incentive fees. Furthermore, the Adviser has agreed to waive the management fee for (i) the period prior to the BDC Election, and (ii) the 6-month period following the date of the first closing following the BDC Election.

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025	$ Change
Expense support (Note 3)	$-	$(2,392)	$2,392
Management fees waiver	(1,043)	-	(1,043)
Investment income incentive fee waiver	-	-	-
Net Operating Expenses	$16,622	$219	$16,403

For the three months ended March 31, 2026 and 2025, net operating expenses increased $16.4 million. Since inception, the Adviser has elected to pay certain organization costs under the Expense Support Agreement. As the Company approaches the anniversary of its launch, organization costs and related expense support has tapered when comparing period over period. As noted above, the management fee waiver for the current period is representative of fees related to January 2026 earnings, which was subject to the Initial Fee Waiver.

Net Realized and Unrealized Gain (Loss) on Investments

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025	$ Change
Total net realized gain (loss)	$(917)	$-	$(917)
Total net change in unrealized gain (loss)	(25,289)	115	(25,404)
Total Net Realized and net change in Unrealized Gain (Loss)	$(26,206)	$115	$(26,321)

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds received from the Offering, (ii) cash flows from our operations and (iii) proceeds from our debt facilities. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Shareholders, we may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of an existing credit facility or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, as a BDC, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As of March 31, 2026, the Company’s asset coverage ratio was 242%.

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

	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025	$ Change
Net cash provided by/(used in) operating activities	$(274,162)	$(911)	$(273,251)
Net cash provided by/(used in) financing activities	224,376	1,000	223,376
Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	(49,786)	89	(49,875)
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of the period	95,213	-	95,213
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of the period	$45,427	$89	$45,338

As of March 31, 2026, cash and cash equivalents used in operating activities primarily relates to net cash investment activity of $274.2 million related to the purchase, sale and paydown of portfolio investments. Cash provided by financing activities was $224.4 million due to proceeds from issuance of Shares of $185.9 million and net borrowings of $59.4 million.

The table below presents outstanding debt obligations as of March 31, 2026:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$199,730	$200,270	$(4,648)	$195,082
BAML ABL Credit Facility	300,000	134,700	165,300	(1,365)	133,335
Scotiabank ABL Facility	600,000	381,893	218,107	(4,620)	377,273
Total Debt	$1,300,000	$716,323	$583,677	$(10,633)	$705,690

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

The obligations of the Company pursuant to the Scotiabank Revolving Credit Agreement are secured by a first-priority security interest in substantially all of the assets of the Company (not pledged to other facilities).

BAML ABL Credit Facility

On September 29, 2025, the Company, (through wholly owned subsidiaries FPLF BA Holdings Finance LLC, as borrower and FPLF BA Holdings Finance CM LLC, as servicer) entered into a Credit Agreement (the "BAML ABL Credit Agreement") with Bank of America, N.A., as administrative agent and each of the lenders from time to time party thereto, which provides for a revolving credit facility (the "BAML ABL Credit Facility") with a total commitment of $150 million. On March 29, 2026, the total commitment increased to $300 million. The scheduled maturity date of the BAML ABL Credit Facility is September 29, 2028. Borrowings under the BAML ABL Credit Agreement may take the form of base rate loans, SOFR loans, alternative currency daily rate loans, alternative currency term rate loans or Canadian prime rate loans.

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

The obligations of the Company pursuant to the BAML ABL Credit Agreement are secured by a first-priority security interest in certain assets of the Company (not pledged to other facilities).

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC (the "NS Borrower") and FPLF NS Holdings Finance DAC (the "Subsidiary Guarantor" and together with the Borrower, each a "Loan Party" and collectively, the "Loan Parties"), entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent (in its capacity as administrative agent, the "Administrative Agent"), U.S. Bank Trust Company, National Association, as collateral agent (the "Collateral Agent"), U.S. Bank National Association, as custodian (the "Custodian"), FPLF NS Holdings Finance CM LLC, as servicer (the "Servicer"), and each of the lenders party thereto (the "Lenders"), which provides for a revolving and term loan credit facility (the "Scotiabank ABL Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans.

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

The obligations of the Company pursuant to the Scotiabank ABL Credit Agreement are secured by a first-priority perfected lien on, and security interest in, certain assets of the Company (not pledged to other facilities).

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

Capital Activity

The table below summarizes the Shares issued and net proceeds during the following periods:

	(shares in whole dollars)	($ in thousands)
Subscriptions Effective	Shares Issued	Net Proceeds
January 1, 2026	4,928,630	$121,458
February 1, 2026	855,330	20,866
March 1, 2026	1,672,638	40,058
For the three months ended March 31, 2026	7,456,598	$182,381

Date of Unregistered Sales	Amount of Shares	Total Consideration ($ in thousands)
As of April 1, 2026 (number of Class I common shares finalized on April 24, 2026)	1,004,122	$24,106

As of March 31, 2026 and May 14, 2026, the Company had $53.3 million and $29.6 million of unfunded capital commitments, respectively.

Net Asset Value

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as its "valuation designee", which includes calculating the net asset value per share.

The Company issues Shares at the net asset value per share, determined monthly by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the respective month end. The Company will determine NAV for our Shares as of the last day of each calendar month. Shares issuances related to monthly subscriptions are effective the first calendar day of each month. The below table details net asset value per Share for the period ending March 31, 2026:

NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95

As of April 1, 2026 the Company's NAV per Share was $24.01.

Distributions

The Company intends to declare monthly distribution amounts per share of beneficial interest, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s distributions with a record date during the following periods:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
Total distributions declared for the three months ended March 31, 2026					$21,025

Declaration Date	Record Date	Payment Date	Distribution Per Share
April 24, 2026	April 30, 2026	May 26, 2026	$0.1715

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

The following table summarizes the Company's distributions reinvested for the period ended March 31, 2026:

Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value ($ in thousands)
January 31, 2026	January 1, 2026	41,171	$24.64	$1,015
February 28, 2026	February 1, 2026	49,224	24.40	1,201
March 31, 2026	March 1, 2026	53,327	23.95	1,278
		143,723		$3,494

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

Off-Balance Sheet Arrangement

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of March 31, 2026, no accrual had been made in the consolidated financial statements for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of March 31, 2026, the Company had unfunded commitments to investments of approximately $147.9 million, of which, $103.6 million related to term loans and delayed draw term loans and $44.3 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements.

Company	Unfunded Commitment ($ in thousands)
Superior Intermediate LLC	$17,408
GT Independence Buyer, Inc.	15,518
EXEMPLIS LLC	13,628
Haven Health Acquisition, LLC	12,392
MidCon Development Finance, LLC	11,666
Hollywood Feed, LLC	10,949
Jupiter Refuel Canada Buyer, Inc.	7,728
Ruby Bidco Holdings Limited	7,721
GS AcquisitionCo, Inc.	7,286
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	7,088
Eagle Ford Development Finance, LLC	5,523
Blue Raven Solutions, LLC, Triman Industries, Inc. and Crestwood Technology Group, LLC	3,938
Riser Fitness, LLC	3,678
Steele Solutions, Inc.	3,512
Olo Parent, Inc.	2,734
Solidcore Topco, LLC	2,656
LeadVenture Inc.	2,188
Xponential Fitness LLC	2,068
Urban Gym Group B.V.	1,976
GC FERRY ACQUISITION I INC	1,750
Fabletics, Inc.	1,707
Amy's Kitchen, LLC	1,284
VRS BUYER INC	836
PMI US BIDCO INC	690
Jupiter Refuel US Buyer, Inc.	563
BB PEP Bidco, LLC	500
FR Refuel, LLC	435
Shrieve Chemical Company, LLC	270
MRI Software LLC	237
Total	$147,928

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands as of March 31, 2026:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia		$28,750		€23,868	8/3/2026	$1,013	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,298	C$	33,275	6/29/2026	294	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,595		£18,423	9/11/2026	238	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$8,172		€6,972	4/27/2026	103	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£5,844		$7,729	5/14/2026	6	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£1,747		$2,307	5/14/2026	5	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$187		€163	4/27/2026	(1)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia	C$	11,426		$8,234	5/14/2026	(7)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£321		$439	5/14/2026	(15)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,410	5/14/2026	(293)	Unrealized gain on forward foreign currency contracts
					Total	$1,343

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

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. The critical accounting estimates should be read in conjunction with "Item 1A. Risk Factors." See our consolidated financial statements that are included elsewhere in this Form 10-Q for more information on critical accounting policies.

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

Based on our Consolidated Statement of Financial Condition as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income[1]
Up 300 basis points	$51,507	$(21,486)	$30,021
Up 200 basis points	34,338	(14,324)	20,014
Up 100 basis points	17,169	(7,162)	10,007
Down 100 basis points	(16,561)	7,162	(9,399)
Down 200 basis points	(31,182)	14,324	(16,858)
Down 300 basis points	(42,196)	21,486	(20,710)

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in "Item 1A. Risk Factors" in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Market Information

We have issued one class of our Shares, designated as Class I shares. The Company’s Shareholders are entitled to one vote for each Share held on all matters submitted to a vote of Shareholders, and to receive distributions declared by the Board. The rights of Shareholders are subject to the Declaration of Trust and the Bylaws.

Our Shares will be offered and sold (i) in the United States under the exemption from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S or Regulation D of the Securities Act. See "Item 10. Recent Sales of Unregistered Securities" in our 2025 Annual Report for more information. Our Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Shares currently, and we do not currently expect that one will develop.

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

Holders

As of May 14, 2026, there were 1,056 holders of record of our Shares. Holders of record exclude any new holders who purchased Shares in the May 2026 subscription.

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

The following table presents our monthly NAV per Share for each class of our common shares for the following period:

NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95

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

The Adviser may determine in its discretion whether any assets of the Company should be the subject of a write-down, write-off or write-up in connection with any distribution pursuant to and upon the occurrence of any event contemplated, and, notwithstanding anything to the contrary in this Form 10-Q, any such assets that have been written off or written down to a de minimis amount will not be required to be valued by an independent valuation firm.

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

The following tables summarize the Company’s distributions with a record date during the following period:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
Total distributions declared for the three months ended March 31, 2026					$21,025

Declaration Date	Record Date	Payment Date	Distribution Per Share
April 24, 2026	April 30, 2026	May 26, 2026	$0.1715

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

For the three months ended March 31, 2026, no repurchase of our Shares was made by or on behalf of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

For the three months ended March 31, 2026, no trustee or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Amended and Restated Dealer Manager Agreement and Form of Participating Broker-Dealer Agreement

On May 11, 2026, the Company and FWS, as dealer manager for the Shares, entered into the A&R Dealer Manager Agreement. The A&R Dealer Manager Agreement amends and restates in its entirety the existing Dealer Manager Agreement, by and between the Company and FWS, to account for the sale of multiple classes of the Company's common shares of beneficial interest.

The foregoing description of the A&R Dealer Manager Agreement is qualified in its entirety by reference to the A&R Dealer Manager Agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

On May 11, 2026, the Board approved an updated form of Participating Broker-Dealer Agreement, to be entered into by and between FWS and any participating broker-dealers party thereto, pursuant to which such participating broker-dealers will sell various classes of the Company's common shares of beneficial interest.

Multiple Class Plan

On May 11, 2026, the Company adopted the Multiple Class Plan pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan, the Company is authorized to issue three classes of its Shares: Class S Shares, Class D Shares and Class I Shares. As of May 11, 2026, the Company has not issued any Class S Shares or Class D Shares.

The foregoing description of the Multiple Class Plan is qualified in its entirety by reference to the Multiple Class Plan, which is filed as Exhibit 10.2 hereto and incorporated by reference herein.

Distribution and Shareholder Servicing Plan

On May 11, 2026, the Company adopted the Distribution and Shareholder Servicing Plan pursuant to Rule 12b-1 under the 1940 Act with respect to the Class S Shares and Class D Shares. Pursuant to the Distribution and Shareholder Servicing Plan, the Company may pay to FWS, as dealer manager for the Shares, a fee for distribution and/or shareholder services with respect to the Class S Shares and Class D Shares. The Distribution and Shareholder Servicing Plan provides that no such fees shall be paid with respect to Class I Shares.

The foregoing description of the Distribution and Shareholder Servicing Plan is qualified in its entirety by reference to the Distribution and Shareholder Servicing Plan, which is filed as Exhibit 10.3 hereto and incorporated by reference herein.

Scotiabank Amendment

On May 13, 2026, Company and the Loan Parties entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility, by and among Scotiabank, as initial lender and Administrative Agent, the Collateral Agent, the Custodian, the Servicer, and the Lenders. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Scotiabank ABL Credit Agreement.

Pursuant to Amendment No. 2, among other things, AXA IM Private Financing II Designated Activity Company (“AXA”) was joined as an additional Lender under the Scotiabank ABL Credit Agreement. In connection with Amendment No. 2, Scotiabank assigned 25% of its revolving commitment and outstanding revolving loans under the Scotiabank ABL Facility to AXA such that, as of the date of Amendment No. 2, the Lenders under the Scotiabank ABL Credit Agreement are Scotiabank and AXA.

In connection with AXA's joinder under the Scotiabank ABL Credit Agreement, Amendment No. 2 provides for an Event of Default triggered upon a performance default or breach by the Company, as Retention Provider under the EU/UK Retention Letter in any material respect for purposes of European risk retention compliance by AXA (or certain of its affiliates that may become Lenders) (a “Retention Letter Default”), subject to a cure period. If not cured, the Retention Letter Default permits or requires certain reductions of commitments and prepayments by the NS Borrower with respect to AXA, subject to the terms and conditions of the Scotiabank ABL Credit Agreement. Amendment No. 2 also provided for certain amendments required by S&P in connection with obtaining a rating from S&P of the loan tranches under the Scotiabank ABL Facility.

In addition, Amendment No. 2 (i) amends the terms and conditions for funding Future Funding Reserve Accounts (as defined in the Scotiabank ABL Credit Agreement), (ii) increases the aggregate principal of Swingline Loans from $25 million to $75 million and increases the number of Swingline Loans in any month, (iii) adds a Portfolio Advance Rate Test requirement to the payment of Permitted RIC Distributions, (iv) removes certain Concentration Limitation requirements, (v) remove certain conditions on Eligible Investments, (vi) changes the Originator Requirement, (vii) amends the Reinvestment Period to require that any extension is subject to the satisfaction of the Rating Condition and consent of all the Lenders (rather than only Majority Lenders), in addition to consent of the Administrative Agent and (viii) modifies certain other definitions, including S&P Rating.

The foregoing description of Amendment No. 2 and the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility is qualified in its entirety by reference to Amendment No. 2, which is filed as Exhibit 10.5 hereto and incorporated by reference herein.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1

Restated Certificate of Trust, as filed with the Secretary of State of the State of Delaware on June 4, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on June 6, 2025)

3.2	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)
10.1*	Amended and Restated Dealer Manager Agreement*
10.2*	Multiple Class Plan, dated as of May 11, 2026.
10.3*	Distribution and Shareholder Servicing Plan, dated as of May 11, 2026.
10.4+*

Amendment No. 1 to Credit Agreement, dated as of January 19, 2026, by and among FPLF NS Holdings Finance LLC, as borrower, FPLF NS Holdings Finance DAC, as subsidiary guarantor, FPLF NS Holdings Finance CM LLC, as servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as custodian

10.5+*

Amendment No. 2 to Credit Agreement, dated as of May 13, 2026, by and among FPLF NS Holdings Finance LLC, as borrower, FPLF NS Holdings Finance DAC, as subsidiary guarantor, FPLF NS Holdings Finance CM LLC, as servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as custodian

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

FORTRESS PRIVATE LENDING FUND

Dated: May 14, 2026	By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer