Form 10-Q
period 2026-06-30
Fortress Private Lending Fund
filed 2026-08-11
CIK 2012139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the Registrant's common shares. As of August 11, 2026, the Registrant had 45,373,201 Class I shares outstanding, 0 Class D shares outstanding and 0 Class S shares outstanding. Class I shares outstanding exclude shares issuable in connection with August 2026 subscriptions, which are not yet finalized.

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
•
the ability of FPLF Management LLC, a Delaware limited liability company (the "Adviser" or "Administrator", as applicable) and an indirect subsidiary of Fortress Investment Group LLC ("Fortress") to identify suitable investments for the Company and to monitor and administer the Company’s investments;
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

Fortress Private Lending Fund

v

Part I. Financial Information

Item 1. Financial Statements.

Fortress Private Lending Fund

Consolidated Statements of Financial Condition

($ in thousands, except per share data)	As of June 30,	As of December 31,
Assets	2026 (unaudited)	2025
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,907,824 and $1,494,668, respectively)	$1,899,656	$1,480,750
Non-controlled, affiliated investments (amortized cost of $8,607 and $8,146, respectively)	8,543	8,106
Controlled, affiliated investments (amortized cost of $10,090 and $0, respectively)	10,875	—
Total investments, at fair value	1,919,074	1,488,856
Cash	6,615	4,247
Foreign currencies	31	502
Cash equivalents	3,887	26,937
Restricted cash	3,875	2,364
Restricted foreign currencies	894	1,100
Restricted cash equivalents	11,689	60,063
Deferred offering costs	272	700
Interest receivable	27,005	11,503
Receivable for investments sold	4,881	13,960
Unrealized gain on forward foreign currency contracts	713	167
Other assets	37	698
Total assets	$1,978,973	$1,611,097

Liabilities
Debt (net of unamortized debt issuance costs of $12,515 and $9,889, respectively)	$875,977	$647,597
Distribution payable	8,024	5,958
Incentive fee payable	3,545	2,530
Interest payable	7,093	2,823
Payable for investments purchased	11,293	89,767
Accrued expenses and other liabilities	2,174	2,567
Total liabilities	$908,106	$751,242

Commitments and Contingencies (Note 11)
Net Assets
Common shares, $0.01 par value, unlimited authorized, 44,282,216 and 34,892,021 shares issued and outstanding, respectively	443	349
Paid in capital in excess of par value	1,100,397	871,542
Distributable earnings (accumulated loss)	(29,973)	(12,036)

Total Net Assets	1,070,867	859,855
Total Liabilities and Net Assets	$1,978,973	$1,611,097
Net asset value per share	$24.18	$24.64

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands, except per share data)	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Investment income
From non-controlled, non-affiliated investments
Interest income	$45,461	$2,522	$82,995	$2,531
Payment-in-kind interest income	123	25	244	25
Other income	187	537	676	550
Dividend Income	214	—	214	—
Total investment income from non-controlled, non-affiliated investments	$45,985	$3,084	$84,129	$3,106
From non-controlled, affiliated investments
Interest income	125	—	312	—
Other income	—	—	2	—
Total investment income from non-controlled, affiliated investments	$125	$—	$314	$—
From controlled, affiliated investments
Interest income	94	—	179	—
Total investment income from controlled, affiliated investments	$94	$—	$179	$—
Total investment income	$46,204	$3,084	$84,622	$3,106

Operating Expenses
Interest expense	12,340	2,266	21,800	2,440
Organization costs	—	247	—	2,638
Management fees	3,265	—	6,360	—
Investment income incentive fee	3,545	86	6,635	86
Capital gains incentive fee	—	74	—	88
Administration fees	779	109	1,587	137
Professional fees	351	68	687	71
Offering costs	335	—	625	—
Other expenses	708	1	1,296	2
Total operating expenses before expense support and waivers	$21,323	$2,851	$38,990	$5,462
Expense support (Note 3)	—	(247)	—	(2,638)
Management fees waiver	—	—	(1,043)	—
Investment income incentive fee waiver	—	(86)	—	(86)
Net Operating Expenses	$21,323	$2,518	$37,947	$2,738
Net investment income (loss) before taxes	$24,881	$566	$46,675	$368
Income taxes, including unincorporated business tax expense	67	68	232	68
Net investment income (loss)	$24,814	$498	$46,443	$300
Net realized gain (loss)
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	(28,019)	14	(28,605)	14
Foreign currency transactions	354	30	548	30
Forward currency contracts	859	—	334	—
Total net realized gain (loss)	$(26,806)	$44	$(27,723)	$44
Net change in unrealized gain (loss)
Net change in unrealized gain (loss) from:
Non-controlled, non-affiliated investments	33,343	589	5,749	704
Non-controlled, affiliated investments	94	—	(24)	—
Controlled, affiliated investments	66	—	786	—
Foreign currency translation on loans payable	331	—	905	—
Foreign currency transactions	(77)	—	(121)	—
Forward foreign currency contracts	(629)	(44)	546	(44)
Total net change in unrealized gain (loss)	$33,128	$545	$7,841	$660
Total net realized and change in unrealized gain (loss)	$6,322	$589	$(19,882)	$704
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$31,136	$1,087	$26,561	$1,004

Net investment income per share (basic and diluted):
Net investment income per share (basic and diluted)	0.56	N/A	1.09	N/A
Earnings (loss) per share (basic and diluted)	0.71	N/A	0.62	N/A
Weighted average shares outstanding	43,957,411	N/A	42,498,795	N/A

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Changes in Net Assets

	For the three months ended June 30,		For the six months ended June 30,
($ in thousands)	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Operations
Net investment income (loss)	$24,814	$498	$46,443	$300
Total net realized gain (loss)	(26,806)	44	(27,723)	44
Total net change in unrealized gain (loss)	33,128	545	7,841	660
Net increase (decrease) in net assets resulting from operations	$31,136	$1,087	$26,561	$1,004
Capital Share Transactions (Class I)
Distributions	(23,473)	—	(44,498)	—
Net increase (decrease) in net assets resulting from distributions	$(23,473)	$—	$(44,498)	$—
Issuance of Shares	38,931	—	221,313	—
Reinvestment of Shareholders' distributions	4,143	—	7,636	—
Net increase (decrease) in net assets resulting from capital share transactions	$43,074	$—	$228,949	$—
Total increase (decrease) in net assets	50,737	1,087	211,012	1,004
Net assets at the beginning of the period	1,020,130	(83)	859,855	—
Net assets at end of the period	$1,070,867	$1,004	$1,070,867	$1,004

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Cash Flows

	For the six months ended June 30,
($ in thousands)	2026 (unaudited)	2025 (unaudited)
Cash flows from operating activities
Net increase/(decrease) in Net Assets resulting from operations	$26,561	$1,004
Adjustments to reconcile net increase/(decrease) in Net Assets resulting from operations to net cash, cash equivalents provided by/(used in) operating activities:

Amortization of debt issuance and financing costs	994	513
Accretion/amortization of original issue discount/premium on investments	(2,445)	(86)
Paid-in-kind interest on investments	(244)	(25)
Net realized gain/(loss) on investments	28,605	(14)
Net change in unrealized gain/(loss) on investments	(6,511)	(704)
Net change in unrealized gain/(loss) on forward foreign currency contracts	(546)	44
Net change in unrealized gain/(loss) on foreign currency translation on loans payable	(905)	—
Purchases of investments and derivatives	(720,909)	(348,380)
Proceeds from sales and paydowns of investments	271,286	13,822
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable	(15,502)	(1,719)
(Increase)/decrease in receivable for investments sold	9,079	—
(Increase)/decrease in deferred offering costs	428	(997)
(Increase)/decrease in other assets	661	(141)
Increase/(decrease) in interest payable	4,270	984
Increase/(decrease) in due to affiliates	—	30,365
Increase/(decrease) in payable for investments purchased	(78,474)	3,358
Increase/(decrease) in subscription received in advance	—	50
Increase/(decrease) in incentive fee payable	1,015	88
Increase/(decrease) in accrued expenses and other liabilities	(393)	1,505
Net cash provided by/(used in) operating activities	$(483,030)	$(300,333)

Cash flows from financing activities
Proceeds from issuance of common shares	$221,313	$—
Distribution paid to Shareholders, net of distribution payable	(34,796)	—
Payment for debt issuance and financing costs	(3,620)	(1,940)
Drawdown on loans	592,011	311,000
Repayment of loans	(360,100)	—
Net cash provided by/(used in) financing activities	$414,808	$309,060

Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	(68,222)	8,727
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of the period	95,213	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of the period	$26,991	$8,727

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,536	$943
Cash paid during the period for taxes	95	N/A
Distributions declared for the period	44,498	N/A
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the reinvestment plan	$7,636	N/A
Change in distribution payable	2,066	N/A

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments

As of June 30, 2026

(Unaudited)

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Investments
Non-controlled, non-affiliated investments
Debt investments
Automobiles & Components
Champions Holdco, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+475	8.5	2/23/2029	$11,384	$10,945	$10,599	1.0
									10,945	10,599	1.0
Capital Goods
A-AG US GSI Bidco, Inc.	(9)			First Lien - Term Loan	SOFR+450	8.2	10/31/2031	$2,688	$2,681	$2,681	0.3
Albion Fortress Intermediate Holdings LLC	(6)	(14)	(17)	First Lien - Term Loan	EURIBOR+550	7.8	7/31/2031	€23,416	26,126	26,355	2.5
Blue Raven Solutions, LLC, Triman Industries, Inc. and Crestwood Technology Group, LLC	(9)			First Lien - Term Loan	SOFR+600	9.7	1/16/2032	$70,521	69,319	69,360	6.5
Crown Subsea Communications Holding, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	1/30/2031	5,000	5,039	5,013	0.5
Everflow Supplies LLC (f/k/a Echo Transaction Company, LLC)	(10)			First Lien - Term Loan	SOFR+550	9.2	5/30/2031	12,728	12,516	12,510	1.2
Everflow Supplies LLC (f/k/a Echo Transaction Company, LLC)	(9)			First Lien - Delayed Draw Term Loan	SOFR+550	9.2	5/30/2031	4,443	4,355	4,367	0.4
LSF12 PHOENIX HOLDCO LLC	(7)	(9)		First Lien - Term Loan	SOFR+450	8.2	3/25/2033	5,000	4,902	4,956	0.5
Merlin Buyer Inc.	(7)	(10)		First Lien - Term Loan	SOFR+400	7.7	4/15/2033	9,000	8,958	9,011	0.8
Paint Intermediate III, LLC	(7)	(10)		First Lien - Term Loan	SOFR+300	6.7	10/9/2031	7,737	7,718	7,752	0.7
PJ Eagle Group Buyer, L.P. (IAC)	(10)			First Lien - Term Loan	SOFR+525	9.0	5/14/2032	62,725	61,738	61,968	5.8
PJ Eagle Group Buyer, L.P. (IAC)	(10)			First Lien - Delayed Draw Term Loan	SOFR+525	9.0	5/14/2032	2,794	2,699	2,678	0.3
PMI (US) Bidco, Inc.	(10)			First Lien - Term Loan	SOFR+325	7.0	3/16/2033	4,310	4,290	4,324	0.4
PMI (US) Bidco, Inc.	(10)	(19)		First Lien - Delayed Draw Term Loan	SOFR+325	7.0	3/16/2033	—	—	2	—
Steele Solutions, Inc.	(10)			First Lien - Term Loan	SOFR+625	10.0	3/18/2030	48,490	47,840	47,564	4.4
Steele Solutions, Inc.	(9)			First Lien - Revolving Credit Facility	SOFR+625	9.9	3/18/2030	1,144	1,087	1,046	0.1
Superior Intermediate LLC	(9)			First Lien - Term Loan	SOFR+550	9.2	12/18/2030	9,357	9,207	9,183	0.9
Superior Intermediate LLC	(9)			First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/18/2030	3,620	3,563	3,553	0.3
Superior Intermediate LLC	(9)	(19)		First Lien - Revolving Credit Facility	SOFR+550	9.2	12/18/2030	—	(23)	(27)	—
Superior Intermediate LLC	(9)	(19)		First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/18/2030	—	(151)	(297)	(0.0)
									271,864	271,999	25.4
Commercial & Professional Services
Access CIG, LLC	(7)	(9)		First Lien - Term Loan	SOFR+400	7.7	8/19/2030	$2,558	$2,574	$2,257	0.2
AMCP Clean Acquisition Company, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+425	8.0	6/15/2030	8,955	8,955	9,089	0.9
EagleView Technology Corporation	(7)	(8)	(10)	First Lien - Term Loan	SOFR+650	10.2	8/14/2028	48,637	47,846	46,216	4.3
EXEMPLIS LLC	(10)			First Lien - Term Loan	SOFR+525	9.0	12/22/2032	57,049	56,260	56,413	5.3
EXEMPLIS LLC	(10)	(19)		First Lien - Revolving Credit Facility	SOFR+525	9.0	12/23/2030	—	(184)	(134)	(0.0)
Vomela Purchaser LLC and Vomela Canada Inc.	(9)			First Lien - Term Loan	SOFR+550	9.2	12/31/2029	55,193	54,325	54,497	5.1
Vomela Purchaser LLC and Vomela Canada Inc.	(9)			First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/31/2029	2,993	2,962	2,955	0.3
Vomela Purchaser LLC and Vomela Canada Inc.	(9)			First Lien - Revolving Credit Facility	SOFR+550	9.2	12/31/2029	1,429	1,402	1,400	0.1
Vomela Purchaser LLC and Vomela Canada Inc.	(9)	(19)		First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/31/2029	—	(49)	(71)	(0.0)
									174,091	172,622	16.1
Consumer Discretionary Distribution & Retail
EG Group Limited	(6)	(7)	(10)	First Lien - Term Loan	SOFR+325	7.0	2/10/2031	$5,000	$4,988	$5,013	0.5
Hollywood Feed, LLC	(10)			First Lien - Term Loan	SOFR+550	9.2	2/10/2032	29,779	29,282	29,309	2.7
Hollywood Feed, LLC	(10)	(19)		First Lien - Delayed Draw Term Loan	SOFR+550	9.2	2/10/2032	—	(90)	(173)	(0.0)
									34,180	34,149	3.2
Consumer Durables & Apparel
Comoto Holdings, Inc.	(10)			First Lien - Term Loan	SOFR+625	10.0	6/2/2031	$45,560	$44,770	$44,725	4.2
Fabletics, Inc.	(10)			First Lien - Term Loan	SOFR+750	11.2	10/31/2030	51,052	50,521	50,205	4.7

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Fabletics, Inc.	(10)			First Lien - Delayed Draw Term Loan	SOFR+750	11.2	10/31/2030	642	642	608	0.1
Olibre Borrower LLC	(10)			First Lien - Term Loan	SOFR+575	9.5	1/3/2030	14,775	14,491	14,558	1.4
Step2 Discovery, LLC (Backyard Leisure Intermediate Parent, LLC)	(10)			First Lien - Term Loan	SOFR+600	9.7	12/23/2030	54,186	53,291	54,108	5.1
Varsity Brands Inc	(7)	(10)		First Lien - Term Loan	SOFR+275	6.5	8/26/2031	4,980	4,980	4,984	0.5
									168,695	169,188	15.8
Consumer Services
BB PEP Bidco, LLC	(11)			First Lien - Term Loan	SOFR+675	10.6	1/13/2030	$11,638	$11,415	$11,294	1.1
BB PEP Bidco, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+675	10.5	1/13/2030	2,127	2,087	2,064	0.2
BB PEP Bidco, LLC	(10)			First Lien - Revolving Credit Facility	SOFR+675	10.5	1/13/2030	1,071	1,051	1,040	0.1
CV Borrower, LLC	(10)			First Lien - Term Loan	SOFR+550	9.2	8/30/2030	6,004	5,943	5,944	0.6
Grand Circle Corporation, Grand Circle LLC and The Grand Circle River Cruise Lines LLC	(9)			First Lien - Term Loan	SOFR+536	9.0	9/19/2030	63,017	62,617	61,950	5.8
Riser Fitness, LLC	(9)			First Lien - Delayed Draw Term Loan	SOFR+685	10.5	3/14/2030	6,735	6,387	6,378	0.6
Riser Fitness, LLC	(9)	(19)		First Lien - Revolving Credit Facility	SOFR+685	10.5	3/14/2030	—	(11)	(8)	—
Riser Fitness, LLC	(9)	(19)		First Lien - Delayed Draw Term Loan	SOFR+685	10.5	3/14/2030	—	(110)	(133)	(0.0)
Ruby Bidco Holdings Limited	(6)	(15)	(17)	First Lien - Term Loan	SONIA+500	8.8	9/15/2032	£16,204	21,603	21,196	2.0
Ruby Bidco Holdings Limited	(6)	(15)	(17)	First Lien - Delayed Draw Term Loan	SONIA+500	8.8	9/15/2032	1,728	2,246	2,154	0.2
Solidcore Topco, LLC	(10)			First Lien - Term Loan	SOFR+575	9.5	11/4/2030	$26,045	25,637	25,594	2.4
Solidcore Topco, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+575	9.5	11/4/2030	3,328	3,300	3,270	0.3
Solidcore Topco, LLC	(10)			First Lien - Revolving Credit Facility	SOFR+575	9.5	11/4/2030	231	220	214	0.0
Solidcore Topco, LLC	(10)	(19)		First Lien - Delayed Draw Term Loan	SOFR+575	9.5	11/4/2030	—	(21)	(33)	—
Urban Gym Group B.V.	(6)	(14)	(17)	First Lien - Term Loan	EURIBOR+675	9.1	10/28/2031	€6,410	7,337	7,193	0.7
Urban Gym Group B.V.	(6)	(14)	(17)	First Lien - Delayed Draw Term Loan	EURIBOR+675	9.1	10/28/2031	1,709	1,887	1,763	0.2
Xponential Fitness LLC	(6)	(10)		First Lien - Term Loan	SOFR+675	10.5	12/9/2030	$43,212	42,631	42,214	3.9
Xponential Fitness LLC	(6)	(10)		First Lien - Revolving Credit Facility	SOFR+675	10.5	12/9/2030	827	799	779	0.1
									195,018	192,873	18.0
Energy
Eagle Ford Development Finance, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+600	9.7	12/19/2029	$19,330	$19,116	$19,611	1.8
Halcon Holdings, LLC	(10)			First Lien - Term Loan	SOFR+665	10.4	12/31/2029	10,833	10,598	10,727	1.0
HighPeak Energy, Inc.	(6)	(10)		First Lien - Term Loan	SOFR+765	11.4	9/29/2028	47,928	47,831	47,928	4.5
JONAH ENERGY SOUTH TEXAS MERGECO LLC	(10)			First Lien - Term Loan	SOFR+600	9.7	3/29/2030	50,000	49,519	49,713	4.6
MidCon Development Finance, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+600	9.7	9/28/2029	31,110	30,744	30,898	2.9
Phoenix Operating, LLC	(10)			First Lien - Term Loan	SOFR+710	10.8	10/27/2028	33,048	32,542	33,048	3.1
Phoenix Operating, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+710	10.8	10/27/2028	19,507	19,475	19,507	1.8
Roxo Energy Partners IV, LLC	(10)			First Lien - Term Loan	SOFR+815	11.9	10/29/2027	12,625	12,480	12,492	1.2
VRS Buyer, Inc.	(10)			First Lien - Term Loan	SOFR+350	7.2	10/12/2032	8,377	8,396	8,299	0.8
VRS Buyer, Inc.	(10)	(19)		First Lien - Delayed Draw Term Loan	SOFR+350	7.2	10/12/2032	—	1	(6)	—
									230,702	232,217	21.7
Equity Real Estate Investment Trusts (REITs)
North America Data Center Acquisition LLC	(12)			First Lien - Term Loan	SOFR+500	8.7	5/8/2030	$12,681	$12,605	$12,618	1.2
									12,605	12,618	1.2
Financial Services
Apex Group Treasury LLC	(7)	(10)		First Lien - Term Loan	SOFR+350	7.2	2/27/2032	$24,749	$24,680	$23,373	2.2
Aretec Group, Inc. (fka RCS Capital Corporation)	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	8/9/2030	4,963	4,971	4,950	0.5
Daintree Bidco Pty Ltd	(6)	(7)	(10)	First Lien - Term Loan	SOFR+450	8.2	4/11/2033	9,000	8,867	8,955	0.8
DS Admiral Bidco, LLC	(7)	(10)	(19)	First Lien - Term Loan	SOFR+425	8.0	6/26/2031	—	1	—	—
Edelman Financial Engines Center, LLC, The	(7)	(9)		First Lien - Term Loan	SOFR+400	7.7	12/1/2031	9,000	8,987	9,020	0.8
GC FERRY ACQUISITION I INC	(7)	(10)		First Lien - Term Loan	SOFR+350	7.2	8/16/2032	10,199	10,063	10,182	1.0
GC FERRY ACQUISITION I INC	(7)	(10)	(19)	First Lien - Delayed Draw Term Loan	SOFR+350	7.2	8/16/2032	—	—	(3)	—
Global Holdings Interco Parent LLC	(9)			First Lien - Term Loan	SOFR+560	9.3	9/16/2027	1,590	1,590	1,590	0.2

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
OneDigital Borrower LLC	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	7/2/2031	4,633	4,633	4,481	0.4
Osaic Holdings, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+250	6.2	7/30/2032	8,978	8,959	8,852	0.8
									72,751	71,400	6.7
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(9)			First Lien - Term Loan	SOFR+685	10.5	1/31/2030	$5,073	$4,904	$4,919	0.5
Amy's Kitchen, LLC	(9)	(19)		First Lien - Delayed Draw Term Loan	SOFR+685	10.5	1/31/2030	—	(42)	(39)	—
Badger Finance, LLC	(10)			First Lien - Term Loan	SOFR+650	10.2	11/29/2029	14,438	13,909	14,251	1.3
Sweet Oak Parent LLC	(10)			First Lien - Term Loan	SOFR+575	9.5	8/5/2030	15,492	15,344	15,338	1.4
									34,115	34,469	3.2
Health Care Equipment & Services
CD&R Reign Topco, Inc.	(10)			First Lien - Term Loan	SOFR+525	9.0	11/1/2030	$68,635	$67,307	$67,557	6.3
CD&R Reign Topco, Inc.	(10)			First Lien - Delayed Draw Term Loan	SOFR+525	9.0	11/1/2030	9,745	9,565	9,592	0.9
Golden State Buyer, Inc.	(9)			First Lien - Term Loan	SOFR+525	8.9	4/2/2031	65,596	64,182	64,050	6.0
Golden State Buyer, Inc.	(9)			First Lien - Revolving Credit Facility	SOFR+525	8.9	4/2/2031	430	320	309	0.0
GT Independence Buyer, Inc.	(10)			First Lien - Term Loan	SOFR+500	8.7	11/18/2031	61,916	61,371	61,428	5.7
GT Independence Buyer, Inc.	(10)	(19)		First Lien - Revolving Credit Facility	SOFR+500	8.7	11/18/2031	—	(67)	(58)	(0.0)
GT Independence Buyer, Inc.	(10)	(19)		First Lien - Delayed Draw Term Loan	SOFR+500	8.7	11/18/2031	—	(37)	(64)	(0.0)
Haven Health Acquisition, LLC	(9)			First Lien - Term Loan	SOFR+675	10.4	3/31/2031	49,568	48,620	48,552	4.5
Haven Health Acquisition, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+675	10.5	3/31/2031	3,541	3,337	3,395	0.3
Haven Health Acquisition, LLC				Mezzanine - Term Loan	17.00%	17.0	4/1/2032	1,416	1,416	1,416	0.1
Haven Health Acquisition, LLC	(10)	(19)		First Lien - Revolving Credit Facility	SOFR+675	10.5	3/31/2031	—	(101)	(109)	(0.0)
Meridian Executive Group, LLC	(9)			First Lien - Term Loan	SOFR+550	9.2	6/5/2031	19,697	19,332	19,305	1.8
Meridian Executive Group, LLC	(9)	(19)		First Lien - Revolving Credit Facility	SOFR+550	9.2	6/5/2031	—	(22)	(45)	—
Meridian Executive Group, LLC	(9)	(19)		First Lien - Delayed Draw Term Loan	SOFR+550	9.2	6/5/2031	—	(30)	(60)	(0.0)
MJH HEALTHCARE HOLDINGS, LLC	(7)	(9)		First Lien - Term Loan	SOFR+275	6.4	1/29/2029	4,950	4,959	4,686	0.4
OMERS Relief Acquisition, LLC	(7)	(9)		First Lien - Term Loan	SOFR+461	8.3	7/3/2028	4,974	4,964	4,924	0.5
									285,116	284,878	26.6
Household & Personal Products
Arkas Bidco Limited	(6)	(10)		First Lien - Term Loan	SOFR+600	9.7	11/18/2032	$24,875	$24,416	$24,772	2.3
INW Manufacturing, LLC	(10)			First Lien - Term Loan	SOFR+575	9.5	1/23/2031	27,076	26,642	26,811	2.5
									51,058	51,583	4.8
Insurance
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+325	6.9	6/21/2032	$4,950	$4,971	$4,467	0.4
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	11/6/2030	3,895	3,906	3,516	0.3
Alera Group, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+275	6.4	5/30/2032	8,910	8,970	8,453	0.8
Trucordia Insurance Holdings, LLC	(10)			First Lien - Term Loan	SOFR+325	7.0	6/17/2032	5,639	5,680	5,019	0.5
									23,527	21,455	2.0
Materials
Alltech, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+436	8.0	8/13/2030	$8,977	$8,961	$8,972	0.8
Cadence Intermediate II LLC and POC Holdco, LLC	(10)			First Lien - Term Loan	SOFR+715	10.9	10/1/2028	12,423	12,304	12,326	1.2
Cadence Intermediate II LLC and POC Holdco, LLC	(10)	(19)		First Lien - Revolving Credit Facility	SOFR+715	10.9	10/1/2028	—	(12)	(10)	—
Cadence Intermediate II LLC and POC Holdco, LLC	(10)	(19)		First Lien - Delayed Draw Term Loan	SOFR+715	10.9	10/1/2028	—	(55)	(94)	(0.0)
Clydesdale Acquisition Holdings, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+318	6.8	4/13/2029	9,000	8,998	8,830	0.8
G-3 Chickadee Purchaser, LLC	(10)			First Lien - Term Loan	SOFR+575	9.5	10/31/2031	49,375	48,273	48,264	4.5
Shrieve Chemical Company, LLC	(9)			First Lien - Term Loan	SOFR+600	9.7	10/30/2030	12,929	12,839	12,727	1.2
Shrieve Chemical Company, LLC	(9)			First Lien - Revolving Credit Facility	SOFR+600	9.7	10/30/2030	246	239	238	0.0
									91,547	91,253	8.5
Media & Entertainment
Discovery Global Holdings, Inc.	(6)	(7)	(9)	First Lien - Term Loan	SOFR+250	6.2	6/3/2033	$8,827	$8,805	$8,826	0.8
									8,805	8,826	0.8
Pharmaceuticals, Biotechnology & Life Sciences
CB Biotechnology, LLC	(9)			First Lien - Term Loan	SOFR+635	10.0	3/21/2030	$43,621	$43,260	$43,831	4.1
									43,260	43,831	4.1
Real Estate Management & Development
CoreLogic, Inc. (fka First American Corporation, The)	(7)	(9)		First Lien - Term Loan	SOFR+361	7.3	6/2/2028	$5,611	$5,610	$5,541	0.5
									5,610	5,541	0.5

Company	Notes				Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Software & Services
Asurion, LLC	(7)	(10)			First Lien - Term Loan	SOFR+410	7.8	8/19/2028		$11,789	$11,804	$11,767	1.1
Cendyn Group, LLC	(10)				First Lien - Term Loan	SOFR+550	9.2	6/23/2031		15,449	15,176	15,037	1.4
Cendyn Group, LLC	(10)				First Lien - Revolving Credit Facility	SOFR+550	9.2	6/23/2031		1,903	1,871	1,852	0.2
GS AcquisitionCo, Inc.	(10)				First Lien - Term Loan	SOFR+525	9.0	5/25/2028		8,175	8,175	7,439	0.7
GS AcquisitionCo, Inc.	(10)				First Lien - Revolving Credit Facility	SOFR+525	9.0	5/25/2028		61	61	55	0.0
GS AcquisitionCo, Inc.	(10)	(19)			First Lien - Delayed Draw Term Loan	SOFR+525	9.0	5/25/2028		—	(11)	(653)	(0.1)
Kaseya Inc.	(7)	(10)			First Lien - Term Loan	SOFR+325	7.0	3/22/2032		5,400	5,435	4,158	0.4
KnowBe4 Inc.	(7)	(10)			First Lien - Term Loan	SOFR+375	7.5	7/23/2032		5,963	5,952	4,621	0.4
LeadVenture Inc.	(10)				First Lien - Term Loan	SOFR+500	8.7	6/23/2032		10,672	10,527	10,489	1.0
LeadVenture Inc.	(10)				First Lien - Delayed Draw Term Loan	SOFR+500	8.7	6/23/2032		990	977	955	0.1
LeadVenture Inc.	(10)				First Lien - Revolving Credit Facility	SOFR+500	8.7	6/23/2032		54	41	36	—
MRI Software LLC	(10)				First Lien - Term Loan	SOFR+475	8.5	2/10/2028		6,876	6,891	6,636	0.6
MRI Software LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+475	8.5	2/10/2028		183	183	172	0.0
MRI Software LLC	(10)				First Lien - Revolving Credit Facility	SOFR+475	8.5	2/10/2028		11	11	8	—
Olo Parent, Inc.	(10)				First Lien - Term Loan	SOFR+450	8.2	9/13/2032		29,522	29,400	28,796	2.7
Olo Parent, Inc.	(10)	(19)			First Lien - Revolving Credit Facility	SOFR+450	8.2	9/13/2032		—	(12)	(67)	(0.0)
SonicWall US Holdings Inc.	(10)				First Lien - Term Loan	SOFR+500	8.7	4/26/2030		23,887	9,316	9,316	0.9
SonicWall US Holdings Inc.	(10)	(19)			First Lien - Term Loan	SOFR+750	11.2	4/26/2030		7,970	6,359	7,891	0.7
SonicWall US Holdings Inc.	(10)				First Lien - Term Loan	SOFR+550	9.2	4/26/2030		13,992	5,457	5,457	0.5
											117,613	113,965	10.6
Telecommunication Services
GTT Communications, Inc.	(9)				First Lien - Term Loan	SOFR+600	9.7	4/15/2031		$7,361	$7,237	$7,238	0.7
Zacapa S.a r.l.	(6)	(7)	(10)		First Lien - Term Loan	SOFR+375	7.5	3/22/2029		8,187	8,155	8,164	0.8
											15,392	15,402	1.4
Transportation
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(17)		First Lien - Term Loan	CORRA+525	7.5	6/30/2031	C$	31,551	$22,868	$22,152	2.1
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(17)		First Lien - Revolving Credit Facility	CORRA+525	7.5	6/30/2031		768	525	529	0.1
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(17)	(19)	First Lien - Delayed Draw Term Loan	CORRA+525	7.5	6/30/2031		—	(32)	(21)	—
Jupiter Refuel US Buyer, Inc.	(6)	(10)			First Lien - Term Loan	SOFR+525	9.0	6/30/2031		$2,571	2,538	2,560	0.2
Jupiter Refuel US Buyer, Inc.	(6)	(10)			First Lien - Revolving Credit Facility	SOFR+525	9.0	6/30/2031		307	307	306	0.0
Jupiter Refuel US Buyer, Inc.	(6)	(10)	(19)		First Lien - Delayed Draw Term Loan	SOFR+525	9.0	6/30/2031		—	(4)	(2)	—
											26,202	25,524	2.4
Utilities
Lackawanna Energy Center LLC	(7)	(9)			First Lien - Term Loan	SOFR+275	6.4	8/5/2032		$8,604	$8,589	$8,609	0.8
											8,589	8,609	0.8
Total non-controlled, non-affiliated debt investments											1,881,685	1,873,001	174.9
Equity investments
Consumer Services
Riser Fitness, LLC	(18)	(19)			Warrants	N/A	N/A	N/A		285,592	$286	$721	0.1
											286	721	0.1
Financial Services
DigitalBridge Group, Inc.	(6)	(20)			Series J Preferred Shares	N/A	N/A	N/A		162,065	$4,204	$2,980	0.3
DigitalBridge Group, Inc.	(6)	(20)			Series I Preferred Shares	N/A	N/A	N/A		199,597	3,402	2,457	0.2
DigitalBridge Group, Inc.	(6)	(20)			Series H Preferred Shares	N/A	N/A	N/A		117,820	2,445	1,757	0.2
Ripple Labs Inc.	(18)				Class A Common Units	N/A	N/A	N/A		58,734	14,684	17,555	1.6
											24,735	24,749	2.3
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(18)	(19)			Warrants	N/A	N/A	N/A		2,296	$264	$297	0.0
											264	297	0.0
Health Care Equipment & Services
HHM Holdco, LLC	(18)	(19)			Common Units	N/A	N/A	N/A		354,060	$354	$353	0.0
											354	353	0.0
Household & Personal Products
Arkas Topco Limited	(6)	(18)			Preferred Shares	N/A	N/A	N/A		498,852	$499	$493	0.1
Arkas Topco Limited	(6)	(18)			Ordinary Shares	N/A	N/A	N/A		1,148	1	42	—
											500	535	0.1
Total non-controlled, non-affiliated equity investments											26,139	26,655	2.5

Company	Notes		Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)		Fair Value (4,5)	% of Net Assets
Total non-controlled, non-affiliated investments										$1,907,824	$1,899,656	177.4
Non-controlled, affiliated investments
Debt investments
Consumer Discretionary Distribution & Retail
FR Refuel, LLC	(9)		First Lien - Term Loan	SOFR+486	8.5	11/8/2028		$8,628		$8,607	$8,547	0.8
FR Refuel, LLC	(9)	(19)	First Lien - Delayed Draw Term Loan	SOFR+486	8.5	11/8/2028		—		—	(4)	—
										8,607	8,543	0.8
Total non-controlled, affiliated debt investments										8,607	8,543	0.8
Total non-controlled, affiliated investments										$8,607	$8,543	0.8
Controlled, affiliated investments
Debt investments
Consumer Services
Ducky's Opco, LLC	(10)	(19)	First Lien - Term Loan	SOFR+500	8.7	1/9/2031		$4,196		$4,158	$4,124	0.4
										4,158	4,124	0.4
Total controlled, affiliated debt investments										4,158	4,124	0.4
Equity investments
Consumer Services
Ducky's Holdco, LLC	(18)	(19)	Class A Units	N/A	N/A	N/A		5,857		$5,932	$6,751	0.6
										5,932	6,751	0.6
Total controlled, affiliated equity investments										5,932	6,751	0.6
Total controlled, affiliated investments										$10,090	$10,875	1.0
Total investments										$1,926,521	$1,919,074	179.2

Cash Equivalents
BlackRock Liquidity Funds Treasury Trust	(16)	(20)		N/A	3.6	N/A		15,023		$15,024	$15,024	1.4
Goldman Sachs USD Treasury Liquid Reserves Fund	(16)	(20)		N/A	3.5	N/A		552		552	552	0.1
Total cash equivalents										$15,576	$15,576	1.5
Total investments and cash equivalents										$1,942,097	$1,934,650	180.6

Derivative Instrument						Settlement Date	Notional amount to be purchased		Notional amount to be sold		Fair Value	% of Net Assets
Foreign currency forward contract	(6)					8/3/2026		$28,750		€23,868	$1,442	0.1
Foreign currency forward contract	(6)					10/27/2026		$8,445		€7,134	253	0.0
Foreign currency forward contract	(6)					9/11/2026		$24,595		£18,423	157	0.0
Foreign currency forward contract	(6)					10/27/2026		$524		€443	16	—
Foreign currency forward contract	(6)					10/27/2026		$522		€447	8	—
Foreign currency forward contract	(6)					12/29/2026		$23,626	C$	33,226	4	—
Foreign currency forward contract	(6)					10/27/2026		$6		€5	—	—
Foreign currency forward contract	(6)					11/16/2026		£7,912		$10,759	(263)	(0.0)
Foreign currency forward contract	(6)					11/16/2026	C$	11,426		$8,456	(350)	(0.0)
Foreign currency forward contract	(6)					11/16/2026		€14,779		$17,539	(554)	(0.1)
Total foreign currency forward contracts											$713	0.1

(1)
For each loan, the Company has indicated the reference rate used and provided the spread in effect as of June 30, 2026.
(2)
The total par amount is presented in thousands for debt investments and the number of shares or units owned is presented for equity investments.
(3)
$ in thousands. All debt investments are shown at amortized cost.
(4)
$ in thousands. Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. Refer to Note 5 Fair Value Measurements.
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
(6)
Considered non-qualifying asset under Section 55(a) of the 1940 Act. As of June 30, 2026, non-qualifying assets totaled 12.3% of the Company's total assets.
(7)
Investment is valued using observable inputs and considered a Level 2 investment.
(8)
Investment earned part of investment income as paid-in-kind interest income. Interest rate includes 1.00% of PIK.
(9)
The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2026 was 3.65%.
(10)
The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2026 was 3.73%.
(11)
The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2026 was 3.85%.
(12)
The interest rate on these loans is subject to daily SOFR, which as of June 30, 2026 was 3.68%.
(13)
The interest rate on these loans is subject to 3 month CORRA, which as of June 30, 2026 was 2.29%.
(14)
The interest rate on these loans is subject to 3 month EURIBOR, which as of June 30, 2026 was 2.32%.

(15)
The interest rate on these loans is subject to 3 month SONIA, which as of June 30, 2026 was 3.75%.
(16)
The rate shown is the seven-day yield as of June 30, 2026.
(17)
Please see below table detailing fair market value and amortized cost for non-USD denominated investments in local currencies.

Issuer	Investment Type	Currency	Cost	FMV
Albion Fortress Intermediate Holdings LLC	First Lien - Term Loan	EUR	22,893	23,066
Jupiter Refuel Canada Buyer, Inc.	First Lien - Term Loan	CAD	31,142	31,416
Jupiter Refuel Canada Buyer, Inc.	First Lien - Revolving Credit Facility	CAD	715	750
Jupiter Refuel Canada Buyer, Inc.	First Lien - Delayed Draw Term Loan	CAD	(43)	(30)
Ruby Bidco Holdings Limited	First Lien - Term Loan	GBP	16,000	15,980
Ruby Bidco Holdings Limited	First Lien - Delayed Draw Term Loan	GBP	1,678	1,624
Urban Gym Group B.V.	First Lien - Term Loan	EUR	6,297	6,295
Urban Gym Group B.V.	First Lien - Delayed Draw Term Loan	EUR	1,621	1,543

(18)
These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers. See additional information regarding these securities below:

Issuer	Acquisition Date
Ripple Labs Inc.	11/6/2025
Ducky's Holdco, LLC	1/9/2026
Arkas Topco Limited	11/19/2025
HHM Holdco, LLC	3/31/2026
Riser Fitness, LLC	3/14/2025
Amy's Kitchen, LLC	6/30/2025

(19)
All of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6. Debt). For all other debt investments, which are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(20)
Investment is valued using observable inputs and is considered a Level 1 investment. Refer to Note 5 Fair Value Measurements.

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments

As of December 31, 2025

Company	Note				Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Investments
Non-controlled, non-affiliated investments
Debt investments
Automobiles & Components
Champions Holdco, Inc.	(7)	(10)			First Lien - Term Loan	SOFR+475	8.4	2/23/2029	$11,442	$10,927	$10,825	1.3
										10,927	10,825	1.3
Capital Goods
A-AG US GSI Bidco, Inc.	(10)				First Lien - Term Loan	SOFR+500	8.7	10/31/2031	$2,695	$2,647	$2,697	0.3
Albion Fortress Intermediate Holdings LLC	(6)	(14)	(18)		First Lien - Term Loan	EURIBOR+575	7.8	7/31/2031	€23,534	$26,209	$27,173	3.2
Blue Raven Solutions, LLC	(9)				First Lien - Term Loan	SOFR+826	12.0	12/21/2026	$17,398	17,548	17,398	2.0
Crown Subsea Communications Holding, Inc.	(7)	(9)			First Lien - Term Loan	SOFR+350	7.2	1/30/2031	5,000	5,041	5,033	0.6
Echo Transaction Company, LLC	(10)				First Lien - Term Loan	SOFR+550	9.2	5/30/2031	12,792	12,559	12,553	1.5
Merlin Buyer Inc.	(7)	(10)			First Lien - Term Loan	SOFR+400	7.7	12/14/2028	24,935	24,892	25,146	2.9
Steele Solutions, Inc.	(10)				First Lien - Term Loan	SOFR+575	9.4	3/18/2030	24,552	24,338	24,333	2.8
Steele Solutions, Inc.	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+575	9.4	3/18/2030	—	(30)	(31)	—
Superior Intermediate LLC	(9)				First Lien - Term Loan	SOFR+550	9.2	12/18/2029	9,357	9,194	9,197	1.1
Superior Intermediate LLC	(9)	(20)			First Lien - Revolving Credit Facility	SOFR+550	9.2	12/18/2029	—	(24)	(25)	—
Superior Intermediate LLC	(9)	(20)			First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/18/2029	—	(61)	(62)	(0.0)
										122,313	123,412	14.4
Commercial & Professional Services
Access CIG, LLC	(7)	(9)			First Lien - Term Loan	SOFR+400	7.7	8/19/2030	$2,571	$2,589	$2,474	0.3
AMCP Clean Acquisition Company, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+425	7.9	6/15/2030	9,000	9,000	8,865	1.0
EagleView Technology Corporation	(7)	(8)	(10)		First Lien - Term Loan	SOFR+650	10.2	8/14/2028	48,394	47,422	46,488	5.4
EXEMPLIS LLC	(9)	(20)			First Lien - Term Loan	SOFR+525	8.9	12/22/2032	57,918	57,049	57,049	6.6
EXEMPLIS LLC	(9)	(20)			First Lien - Revolving Credit Facility	SOFR+525	8.9	12/23/2030	—	(204)	(204)	(0.0)
Vomela Purchaser LLC and Vomela Canada Inc.	(9)				First Lien - Term Loan	SOFR+525	8.9	12/31/2029	60,662	59,565	59,903	7.0
Vomela Purchaser LLC and Vomela Canada Inc.	(9)				First Lien - Delayed Draw Term Loan	SOFR+525	8.9	12/31/2029	3,200	3,161	3,160	0.4
Vomela Purchaser LLC and Vomela Canada Inc.	(9)				First Lien - Revolving Credit Facility	SOFR+525	8.9	12/31/2029	1,360	1,328	1,327	0.2
Vomela Purchaser LLC and Vomela Canada Inc.	(9)	(20)			First Lien - Delayed Draw Term Loan	SOFR+525	8.9	12/31/2029	—	(61)	(78)	(0.0)
										179,849	178,984	20.8
Consumer Durables & Apparel
Fabletics, Inc.	(10)				First Lien - Term Loan	SOFR+750	11.2	10/31/2030	$50,672	$50,059	$49,684	5.8
Fabletics, Inc.	(10)	(20)			First Lien - Delayed Draw Term Loan	SOFR+750	11.2	10/30/2030	—	-	(40)	—
Olibre Borrower LLC	(10)				First Lien - Term Loan	SOFR+575	9.4	1/3/2030	14,850	14,525	14,516	1.7
Step2 Discovery, LLC (Backyard Leisure Intermediate Parent, LLC)	(10)				First Lien - Term Loan	SOFR+600	9.7	12/23/2030	54,186	53,242	53,238	6.2
										117,826	117,398	13.7
Consumer Services
BB PEP Bidco, LLC	(11)				First Lien - Term Loan	SOFR+675	10.3	1/13/2030	$11,697	$11,451	$11,495	1.3
BB PEP Bidco, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+675	10.4	1/13/2030	2,138	2,093	2,101	0.2
BB PEP Bidco, LLC	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+675	10.4	1/13/2030	—	(23)	(19)	—
CV Borrower, LLC	(10)				First Lien - Term Loan	SOFR+550	9.2	8/30/2030	6,034	5,966	5,968	0.7
Grand Circle Corporation, Grand Circle LLC and The Grand Circle River Cruise Lines LLC	(9)				First Lien - Term Loan	SOFR+536	9.1	9/19/2030	63,820	63,351	63,447	7.4
Riser Fitness, LLC	(9)				First Lien - Delayed Draw Term Loan	SOFR+685	10.5	3/14/2030	4,710	4,440	4,475	0.5
Riser Fitness, LLC	(9)	(20)			First Lien - Revolving Credit Facility	SOFR+685	10.5	3/14/2030	—	(12)	(9)	—
Ruby Bidco Holdings Limited	(6)	(15)	(18)		First Lien - Term Loan	SONIA+500	9.0	9/15/2032	£16,204	$21,561	$21,487	2.5
Ruby Bidco Holdings Limited	(6)	(15)	(18)	(20)	First Lien - Delayed Draw Term Loan	SONIA+500	9.0	9/15/2032	—	(73)	(166)	(0.0)
Solidcore Topco, LLC	(10)				First Lien - Term Loan	SOFR+575	9.4	11/4/2030	$21,482	21,134	21,072	2.5
Solidcore Topco, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+575	9.4	11/4/2030	3,345	3,313	3,281	0.4
Solidcore Topco, LLC	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+575	9.4	11/4/2030	—	(12)	(18)	—
Solidcore Topco, LLC	(10)	(20)			First Lien - Delayed Draw Term Loan	SOFR+575	9.4	11/4/2030	—	(24)	(37)	—

Company	Note			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Urban Gym Group B.V.	(6)	(14)	(18)	First Lien - Term Loan	EURIBOR+675	8.8	10/28/2031	€6,410	$7,325	$7,387	0.9
Urban Gym Group B.V.	(6)	(14)	(18)	First Lien - Delayed Draw Term Loan	EURIBOR+675	8.8	10/28/2031	427	474	454	0.1
Xponential Fitness LLC	(6)	(10)		First Lien - Term Loan	SOFR+675	10.4	12/9/2030	$43,429	42,789	42,832	5.0
Xponential Fitness LLC	(6)	(10)	(20)	First Lien - Revolving Credit Facility	SOFR+675	10.4	12/9/2030	—	(31)	(28)	—
									183,722	183,722	21.4
Energy
Halcon Holdings, LLC	(10)			First Lien - Term Loan	SOFR+790	11.6	12/26/2028	$13,875	$13,549	$13,460	1.6
HighPeak Energy, Inc.	(6)	(10)		First Lien - Term Loan	SOFR+765	11.3	9/29/2028	47,928	47,838	47,452	5.5
MidCon Development Finance, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+600	9.7	9/28/2029	11,661	11,430	11,384	1.3
Phoenix Operating, LLC	(10)			First Lien - Term Loan	SOFR+710	10.8	10/27/2028	33,048	32,491	33,014	3.8
Phoenix Operating, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+710	10.8	10/27/2028	19,507	19,471	19,487	2.3
Roxo Energy Partners IV, LLC	(10)			First Lien - Term Loan	SOFR+815	11.8	10/29/2027	12,957	12,752	12,695	1.5
									137,531	137,492	16.0
Equity Real Estate Investment Trusts (REITs)
North America Data Center Acquisition LLC	(12)			First Lien - Term Loan	SOFR+500	8.9	5/8/2030	$12,681	$12,596	$12,632	1.5
									12,596	12,632	1.5
Financial Services
Osaic Holdings, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+300	6.6	7/30/2032	$9,000	$8,979	$9,032	1.1
Apex Group Treasury LLC	(7)	(10)		First Lien - Term Loan	SOFR+350	7.2	2/27/2032	24,875	24,804	23,343	2.7
Aretec Group, Inc. (fka RCS Capital Corporation)	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	8/9/2030	4,987	4,998	5,003	0.6
Daintree Bidco Pty Ltd	(6)	(16)	(20)	First Lien - Term Loan			11/25/2032	9,000	8,865	8,933	1.0
DS Admiral Bidco, LLC	(10)	(20)		First Lien - Term Loan	SOFR+425	7.9	6/26/2031	7,979	7,919	7,819	0.9
Edelman Financial Engines Center, LLC, The	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	4/7/2028	5,970	5,989	5,995	0.7
GC FERRY ACQUISITION I INC	(7)	(10)		First Lien - Term Loan	SOFR+350	7.2	8/16/2032	10,250	10,102	10,228	1.2
GC FERRY ACQUISITION I INC	(7)	(10)	(20)	First Lien - Delayed Draw Term Loan	SOFR+350	7.2	8/16/2032	—	-	(4)	—
Global Holdings Interco Parent LLC	(9)			First Lien - Term Loan	SOFR+560	9.3	9/16/2027	1,590	1,590	1,589	0.2
OneDigital Borrower LLC	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	7/2/2031	4,656	4,656	4,662	0.5
									77,902	76,600	8.9
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(9)			First Lien - Term Loan	SOFR+685	10.5	1/31/2030	$5,099	$4,906	$4,889	0.6
Amy's Kitchen, LLC	(9)	(20)		First Lien - Delayed Draw Term Loan	SOFR+685	10.5	1/31/2030	—	(48)	(53)	(0.0)
Badger Finance, LLC	(9)			First Lien - Term Loan	SOFR+650	10.2	11/29/2029	14,625	14,016	14,543	1.7
									18,874	19,379	2.3
Health Care Equipment & Services
CD&R Reign Topco, Inc.	(9)			First Lien - Term Loan	SOFR+525	8.9	11/1/2030	$68,980	$67,495	$67,774	7.9
CD&R Reign Topco, Inc.	(9)	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	8.9	11/1/2030	—	(199)	(171)	(0.0)
GT Independence Buyer, Inc.	(10)			First Lien - Term Loan	SOFR+500	8.7	11/18/2031	62,071	61,455	61,606	7.2
GT Independence Buyer, Inc.	(10)			First Lien - Revolving Credit Facility	SOFR+500	8.7	11/18/2031	5,717	5,644	5,662	0.7
GT Independence Buyer, Inc.	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+500	8.7	11/18/2031	—	(40)	(61)	(0.0)
MJH HEALTHCARE HOLDINGS, LLC	(7)	(9)		First Lien - Term Loan	SOFR+275	6.4	1/29/2029	4,975	4,985	4,448	0.5
									139,340	139,258	16.2
Household & Personal Products
Arkas Bidco Limited	(6)	(10)		First Lien - Term Loan	SOFR+600	9.7	11/18/2032	$25,000	$24,504	$24,500	2.9
Sweet Oak Parent LLC	(10)			First Lien - Term Loan	SOFR+575	9.4	8/5/2030	18,354	18,148	18,152	2.1
									42,652	42,652	5.0
Insurance
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	11/6/2030	$16,915	$16,951	$16,883	2.0
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+325	6.9	6/20/2032	4,975	4,998	4,973	0.6
Alera Group, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+325	6.9	5/30/2032	17,955	18,081	18,031	2.1
Trucordia Insurance Holdings, LLC	(9)			First Lien - Term Loan	SOFR+325	6.9	6/17/2032	12,968	13,071	12,870	1.5
									53,101	52,757	6.1
Materials
Alltech, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+436	8.1	8/13/2030	$2,985	$3,000	$3,001	0.4
Closure Systems International Group Inc.	(7)	(9)	(20)	First Lien - Term Loan	SOFR+300	6.7	3/22/2029	8,977	8,955	8,991	1.1
Clydesdale Acquisition Holdings, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+318	6.9	4/13/2029	20,000	20,020	20,003	2.3
G-3 Chickadee Purchaser, LLC	(10)			First Lien - Term Loan	SOFR+575	9.4	10/31/2031	50,000	48,779	48,781	5.7
Iris Holding, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+485	8.5	6/28/2028	7,690	7,574	7,445	0.9
Shrieve Chemical Company, LLC	(9)			First Lien - Term Loan	SOFR+600	9.7	10/30/2030	7,250	7,149	7,105	0.8

Company	Note				Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Shrieve Chemical Company, LLC	(9)				First Lien - Revolving Credit Facility	SOFR+600	9.7	10/30/2030		168	161	158	0.0
Trident TPI Holdings, Inc.	(7)	(10)			First Lien - Term Loan	SOFR+375	7.4	9/15/2028		9,950	9,854	9,539	1.1
											105,492	105,023	12.2
Pharmaceuticals, Biotechnology & Life Sciences
CB Biotechnology, LLC	(9)				First Lien - Term Loan	SOFR+660	10.3	3/21/2030		$44,992	$44,556	$44,473	5.2
											44,556	44,473	5.2
Real Estate Management & Development
CoreLogic, Inc. (fka First American Corporation, The)	(7)	(9)			First Lien - Term Loan	SOFR+361	7.3	6/2/2028		$8,977	$8,968	$8,973	1.0
											8,968	8,973	1.0
Software & Services
Asurion, LLC	(7)	(9)			First Lien - Term Loan	SOFR+410	7.8	8/19/2028		$11,969	$11,993	$11,977	1.4
Cendyn Group, LLC	(10)				First Lien - Term Loan	SOFR+550	9.2	6/23/2031		15,527	15,236	15,236	1.8
Cendyn Group, LLC	(10)				First Lien - Revolving Credit Facility	SOFR+550	9.2	6/23/2031		1,522	1,488	1,487	0.2
GS AcquisitionCo, Inc.	(10)				First Lien - Term Loan	SOFR+525	8.9	5/25/2028		8,218	8,218	7,972	0.9
GS AcquisitionCo, Inc.	(10)				First Lien - Revolving Credit Facility	SOFR+525	8.9	5/25/2028		22	22	21	—
GS AcquisitionCo, Inc.	(10)	(20)			First Lien - Delayed Draw Term Loan	SOFR+525	8.9	5/25/2028		—	(14)	(218)	(0.0)
Kaseya Inc.	(7)	(9)			First Lien - Term Loan	SOFR+300	6.7	3/20/2032		22,470	22,617	22,473	2.6
KnowBe4 Inc.	(10)				First Lien - Term Loan	SOFR+375	7.4	7/23/2032		9,000	8,981	8,994	1.1
LeadVenture Inc.	(10)				First Lien - Term Loan	SOFR+525	8.9	6/23/2032		10,726	10,572	10,605	1.2
LeadVenture Inc.	(10)				First Lien - Delayed Draw Term Loan	SOFR+525	8.9	6/23/2032		674	660	651	0.1
LeadVenture Inc.	(10)				First Lien - Revolving Credit Facility	SOFR+525	8.9	6/23/2032		205	191	193	0.0
MRI Software LLC	(10)				First Lien - Term Loan	SOFR+475	8.4	2/10/2028		6,913	6,933	6,878	0.8
MRI Software LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+475	8.4	2/10/2028		40	39	38	—
MRI Software LLC	(10)				First Lien - Revolving Credit Facility	SOFR+475	8.4	2/10/2028		9	9	7	—
Olo Parent, Inc.	(10)				First Lien - Term Loan	SOFR+450	8.2	9/13/2032		29,522	29,390	29,522	3.4
Olo Parent, Inc.	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+450	8.2	9/13/2032		—	(13)	—	—
SonicWall US Holdings Inc.	(7)	(10)			First Lien - Term Loan	SOFR+500	8.7	5/18/2028		24,010	23,838	15,336	1.8
SonicWall US Holdings Inc.	(10)				First Lien - Term Loan	SOFR+550	9.2	5/18/2028		14,063	13,823	10,547	1.2
											153,983	141,719	16.5
Technology Hardware & Equipment
Watchguard Technologies, Inc.	(7)	(9)			First Lien - Term Loan	SOFR+525	8.9	7/2/2029		$6,716	$6,721	$6,695	0.8
											6,721	6,695	0.8
Telecommunication Services
GTT Communications, Inc.	(9)				First Lien - Term Loan	SOFR+600	9.7	4/15/2031		$7,398	$7,261	$7,262	0.8
Intermedia Holdings, Inc.	(9)				First Lien - Term Loan	SOFR+525	8.9	4/4/2029		10,509	10,345	10,430	1.2
Zacapa S.a r.l.	(6)	(7)	(10)	(20)	First Lien - Term Loan	SOFR+375	7.4	3/22/2029		9,974	9,949	9,975	1.2
											27,555	27,667	3.2
Transportation
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)		First Lien - Term Loan	CORRA+525	7.5	6/30/2031	C$	31,710	$22,958	$22,981	2.7
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)		First Lien - Revolving Credit Facility	CORRA+525	7.5	6/30/2031		768	517	542	0.1
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)	(20)	First Lien - Delayed Draw Term Loan	CORRA+525	7.5	6/30/2031		—	(35)	(27)	—
Jupiter Refuel US Buyer, Inc.	(6)	(10)			First Lien - Term Loan	SOFR+525	8.9	6/30/2031		$2,584	2,547	2,571	0.3
Jupiter Refuel US Buyer, Inc.	(6)	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	8.9	6/30/2031		—	(4)	(3)	—
											25,983	26,064	3.0
Utilities
Lackawanna Energy Center LLC	(7)	(10)			First Lien - Term Loan	SOFR+300	6.7	8/5/2032		$8,838	$8,818	$8,885	1.0
											8,818	8,885	1.0
Total non-controlled, non-affiliated debt investments											$1,478,709	1,464,610	170.3
Equity investments
Consumer Services
Riser Fitness, LLC	(19)	(20)			Warrants	N/A	N/A	N/A		194,344	$194	$441	0.1
											194	441	0.1
Financial Services
Ripple Labs Inc.	(19)				Class A Common Units	N/A	N/A	N/A		60,000	$15,001	$14,925	1.7
											15,001	14,925	1.7
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(19)	(20)			Warrants	N/A	N/A	N/A		2,296	$264	$258	0.0
											264	258	0.0

Company	Note		Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)		Fair Value (4,5)	% of Net Assets
Household & Personal Products
Arkas Topco Limited	(6)	(19)	Preferred Shares	N/A	N/A	N/A		498,852		$499	$498	0.1
Arkas Topco Limited	(6)	(19)	Ordinary Shares	N/A	N/A	N/A		1,148		1	18	—
										500	516	0.1
Total non-controlled, non-affiliated equity investments										$15,959	16,140	1.9
Total non-controlled, non-affiliated investments										$1,494,668	1,480,750	172.2
Non-controlled, affiliated investments
Debt investments
Consumer Discretionary Distribution & Retail
FR Refuel, LLC	(9)		First Lien - Term Loan	SOFR+486	8.6	11/8/2028		$7,552		$7,524	$7,496	0.9
FR Refuel, LLC	(9)		First Lien - Delayed Draw Term Loan	SOFR+475	8.4	11/8/2028		622		622	610	0.1
										$8,146	8,106	0.9
Total non-controlled, affiliated debt investments										$8,146	8,106	0.9
Total non-controlled, affiliated investments										$8,146	8,106	0.9
Total investments										$1,502,814	1,488,856	173.1

Cash Equivalents
BlackRock Liquidity Funds Treasury Trust	(17)			N/A	3.6	N/A		$86,795		$86,795	86,795	10.1
Goldman Sachs USD Treasury Liquid Reserves Fund	(17)			N/A	3.6	N/A		$205		205	205	0.0
Total cash equivalents										$87,000	87,000	10.1
Total investments and cash equivalents										$1,589,814	1,575,856	183.3

Derivative Instrument						Settlement Date	Notional amount to be purchased		Notional amount to be sold		Fair Value	% of Net Assets
Foreign currency forward contract	(6)					5/14/2026		£5,844		$7,729	$147	0.0
Foreign currency forward contract	(6)					5/14/2026	C$	11,426		$8,234	136	0.0
Foreign currency forward contract	(6)					5/14/2026		€14,779		$17,410	61	0.0
Foreign currency forward contract	(6)					3/11/2026		$22,441		£16,620	41	—
Foreign currency forward contract	(6)					2/2/2026		$28,050		€23,868	(37)	—
Foreign currency forward contract	(6)					4/27/2026		$8,172		€6,972	(64)	(0.0)
Foreign currency forward contract	(6)					6/29/2026		$24,298	C$	33,275	(117)	(0.0)
Total foreign currency forward contracts											$167	0.0

(1)
For each loan, the Company has indicated the reference rate used and provided the spread in effect as of December 31, 2025.
(2)
The total par amount is presented in thousands for debt investments and the number of shares or units owned is presented for equity investments.
(3)
$ in thousands. All debt investments are shown at amortized cost.
(4)
$ in thousands. Unless otherwise indicated, these investments were valued using unobservable inputs and are considered Level 3 investments. Refer to Note 5 Fair Value Measurements.
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

(19)
These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers. See additional information regarding these securities below:

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

The Company is managed by FPLF Management LLC (in its capacity as investment adviser, the "Adviser"), an indirect subsidiary of Fortress Investment Group LLC ("Fortress"), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the "Investment Advisory Agreement"). See further discussion in Note 3 – "Related Party Transactions and Agreements" to our consolidated financial statements. Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the SEC.

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of June 30, 2026, non-qualifying assets totaled 12.3% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

Restricted Cash, Restricted Foreign Currencies and Restricted Cash Equivalents

Restricted cash, restricted foreign currencies and restricted cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. See reconciliation under "Cash, Foreign Currencies and Cash Equivalents" for totals as of June 30, 2026.

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

The table below details cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies and restricted cash equivalents as of June 30, 2026.

($ in thousands)	Restricted cash, foreign currencies and cash equivalents	Cash, foreign currencies and cash equivalents	Total[2]
Cash	$3,875	$6,615	$10,490
Foreign currencies	894	31	925
Cash equivalents[1]	11,689	3,887	15,576
Total	$16,458	$10,533	$26,991
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

Net realized and net change in unrealized gain/(loss) on forward foreign currency contracts are reflected in the Consolidated Statement of Operations. The below table details the Company's reconciliation of gross to net balances expressed in thousands as of June 30, 2026:

Counterparty	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts offset in the Consolidated Statement of Financial Condition	Net Amount of Asset/(Liabilities) Presented on the Consolidated Statement of Financial Condition	Cash Collateral (Received) /Pledged	Net Amount
Bank of Nova Scotia	$1,880	$(1,167)	$713	$—	$713
Bank of Nova Scotia	(1,167)	1,167	—	—	—
Total	$713	$—	$713	$—	$713

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

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands as of June 30, 2026:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia		$28,750		€23,868	8/3/2026	$1,442	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$8,445		€7,134	10/27/2026	253	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,595		£18,423	9/11/2026	157	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$524		€443	10/27/2026	16	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$522		€447	10/27/2026	8	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$23,626	C$	33,226	12/29/2026	4	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$6		€5	10/27/2026	—	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£7,912		$10,759	11/16/2026	(263)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia	C$	11,426		$8,456	11/16/2026	(350)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,539	11/16/2026	(554)	Unrealized gain on forward foreign currency contracts
					Total	$713

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

As of June 30, 2026 and December 31, 2025, the Company had no non-accrual debt investments.

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

For the three and six months ended June 30, 2026, the Company did not record any organization costs in the Consolidated Statement of Operations.

For the three and six months ended June 30, 2025, the Company recorded $0.2 million and $2.6 million, respectively, of organization costs in the Consolidated Statement of Operations.

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

As of June 30, 2026 and December 31, 2025, the Company had capitalized $0.3 million and $0.7 million, respectively, of deferred offering costs within the Consolidated Statement of Financial Condition.

For the three and six months ended June 30, 2026, the Company amortized $0.3 million and $0.6 million, respectively, of offering costs in the Consolidated Statement of Operations. For the three and six months ended June 30, 2025, offering costs were not yet being amortized.

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

Foreign Currency Translation

Assets and liabilities that are denominated in foreign currencies were translated into U.S. dollars at the closing rates of exchange on June 30, 2026. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company includes that portion of the results of operations resulting from changes in foreign exchange rates on investments in net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations. All other foreign currency translation gain/(loss) is included in the net realized and net change in unrealized foreign currency translation gain/(loss) on the Consolidated Statement of Operations.

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

As of June 30, 2026 and December 31, 2025, the tax cost and estimated gross unrealized appreciation (depreciation) from investments for federal income tax purposes are as follows:

	As of June 30,	As of December 31,
($ in thousands)	2026	2025
Tax cost	$1,927,277	$1,503,544
Gross unrealized appreciation	10,751	3,751
Gross unrealized depreciation	(19,215)	(18,489)
Net unrealized investment appreciation / (depreciation) on investments	$(8,464)	$(14,738)

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

During the three and six months ended June 30, 2026, the Company recorded a management fee of $3.3 million and $6.4 million, respectively. During the six months ended June 30, 2026, the Company recorded a management fee waiver of $1.0 million (representative of January 2026 activity, waived, pursuant to the Initial Fee Waiver) within the Consolidated Statement of Operations.

As of June 30, 2026, the Company had no outstanding management fee payable.

During the three and six months ended June 30, 2025, the Company recorded no management fees as the Company's most recently completed calendar quarters net assets were negative and zero, respectively and the Company did not record any equity.

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

For the three and six months ended June 30, 2026, the Company recorded Investment Income Incentive Fees of $3.5 million and $6.6 million, respectively, within the Consolidated Statement of Operations.

During the three and six months ended June 30, 2025, the Company recorded Investment Income Incentive Fees of $86 thousand and a corresponding investment income incentive fee waiver of $86 thousand, respectively.

As of June 30, 2026 and December 31, 2025, the Company had $3.5 million and $2.5 million, respectively of Investment Income Incentive Payable recorded in the Consolidated Statement of Financial Condition.

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

For the three and six months ended June 30, 2026, there were no Capital Gains Incentive Fee accrued.

For the three and six months ended June 30, 2025, there was a $74 thousand and $88 thousand Capital Gains Incentive Fee accrued, respectively.

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

Amended and Restated Expense Support and Conditional Reimbursement Agreement

The Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser as of June 3, 2025, pursuant to which the Adviser may elect to pay certain of the Company’s expenses (including organization and offering costs, excluding interest expense and distribution fees) on the Company’s behalf (each, an "Expense Payment"). If the Adviser elects to pay certain of the Company’s expenses, the Adviser may be entitled to reimbursement of such expenses from the Company, subject to the terms of the Expense Support Agreement, summarized below. Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company's Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (as further defined below under "Excess Operating Funds"), then the Company will be required to make a payment to the Adviser (each a "Reimbursement Payment"). Reimbursement Payments to the Adviser will be accrued as they become probable or estimable or as certain conditions in the Expense Support Agreement are triggered.

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

"Excess Operating Funds" are defined as the calendar quarter when Available Operating Funds exceed the cumulative distributions accrued to the Company’s Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter.

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

For the three and six months ended June 30, 2026, the Company did not record any Expense Support. For the three and six months ended June 30, 2025, the Company recorded $0.2 million and $2.6 million, respectively, of Expense Support related to organization costs. See further discussion in Note 2 - Summary of Significant Accounting Policies under the "Organization and Offering Costs" section.

Excess Operating Funds have been generated; however, the Adviser elected to waive its right to receive any Reimbursement Payment and as such, no corresponding payable was recorded in the Statement of Financial Condition as of June 30, 2026. The Expense Payments remain eligible for Reimbursement Payment in the future in accordance with the recoupment period defined in the Expense Support Agreement.

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

4. Investments

Investment Type

The table below presents the Company's investments at amortized cost and fair value as of June 30, 2026, expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,884,252	98.2%	$1,893,034	98.2%
Mezzanine debt investments	1,416	0.1%	1,416	0.1%
Equity investments	33,406	1.7%	32,071	1.7%
Total as of June 30, 2026	$1,919,074	100.0%	$1,926,521	100.0%

The table below presents the Company's investments at amortized cost and fair value as of December 31, 2025, expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,472,716	98.9%	$1,486,855	98.9%
Equity investments	16,140	1.1%	15,959	1.1%
Total as of December 31, 2025	$1,488,856	100.0%	$1,502,814	100.0%

Industry Classification

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The tables below present investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025 expressed in thousands:

Industry	Fair Value	% Fair Value
Health Care Equipment & Services	$285,231	14.9%
Capital Goods	271,999	14.2
Energy	232,217	12.1
Consumer Services	204,469	10.7
Commercial & Professional Services	172,622	9.0
Consumer Durables & Apparel	169,188	8.8
Software & Services	113,965	5.9
Financial Services	96,149	5.0
Materials	91,253	4.8
Household & Personal Products	52,118	2.7
Pharmaceuticals, Biotechnology & Life Sciences	43,831	2.2
Consumer Discretionary Distribution & Retail	42,692	2.2
Food, Beverage & Tobacco	34,766	1.8
Transportation	25,524	1.3
Insurance	21,455	1.1
Telecommunication Services	15,402	0.8
Equity Real Estate Investment Trusts (REITs)	12,618	0.7
Automobiles & Components	10,599	0.6
Media & Entertainment	8,826	0.5
Utilities	8,609	0.4
Real Estate Management & Development	5,541	0.3
Total as of June 30, 2026	$1,919,074	100.0%

Industry	Fair Value	% Fair Value
Consumer Services	$184,163	12.4%
Commercial & Professional Services	178,984	12.0
Software & Services	141,719	9.5
Health Care Equipment & Services	139,258	9.4
Energy	137,492	9.2
Capital Goods	123,412	8.3
Consumer Durables & Apparel	117,398	7.9
Materials	105,023	7.1
Financial Services	91,525	6.0
Insurance	52,757	3.5
Pharmaceuticals, Biotechnology & Life Sciences	44,473	3.0
Household & Personal Products	43,168	2.9
Telecommunication Services	27,667	1.9
Transportation	26,064	1.8
Food, Beverage & Tobacco	19,637	1.3
Equity Real Estate Investment Trusts (REITs)	12,632	0.9
Automobiles & Components	10,825	0.7
Real Estate Management & Development	8,973	0.6
Utilities	8,885	0.6
Consumer Discretionary Distribution & Retail	8,106	0.5
Technology Hardware & Equipment	6,695	0.5
Total as of December 31, 2025	$1,488,856	100.0%

Geographic Composition

The table below presents investments by geographic composition based on fair value as of June 30, 2026 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$1,787,450	93.1%
United Kingdom	80,025	4.2
Canada	25,524	1.3
Netherlands	8,956	0.5
Australia	8,955	0.5
Panama	8,164	0.4
Total as of June 30, 2026	$1,919,074	100.0%

The table below presents investments by geographic composition based on fair value as of December 31, 2025 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$1,362,534	91.5%
United Kingdom	73,509	4.9
Canada	26,064	1.8
Panama	9,975	0.7
Australia	8,933	0.6
Netherlands	7,841	0.5
Total as of December 31, 2025	$1,488,856	100.0%

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

The following table presents the valuation of the Company’s investment portfolio at fair value by level within the fair value hierarchy as of June 30, 2026:

($ in thousands)	Level 1	Level 2	Level 3	Total
First lien debt investments	$—	$261,145	$1,623,107	$1,884,252
Mezzanine debt investments	—	—	1,416	1,416
Equity investments	7,194	—	26,212	33,406
Foreign currency forward transactions	—	713	—	713
Cash equivalents	15,576	—	—	15,576
Total Assets and Liabilities at Fair Value	$22,770	$261,858	$1,650,735	$1,935,363

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

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2026.

	For the three months ended
	June 30, 2026
($ in thousands)	First lien debt investments	Mezzanine debt investments	Equity investments	Total
Fair value, March 31, 2026	$1,389,756	$1,416	$25,784	$1,416,956
Transfer out of Level 3	(9,918)	—	—	(9,918)
Purchases/Borrowings	310,120	—	11,954	322,074
Sales and Settlements/Paydowns	(72,194)	—	(12,243)	(84,437)
Accretion of discount/amortization of premium and paid-in-kind interest	1,086	—	—	1,086
Total net realized and net change in unrealized gain/(loss) on investments	4,257	—	717	4,974
Fair value, June 30, 2026	$1,623,107	$1,416	$26,212	$1,650,735

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the six months ended June 30, 2026.

	For the six months ended
	June 30, 2026
($ in thousands)	First lien debt investments	Mezzanine debt investments	Equity investments	Total
Fair value, December 31, 2025	$1,146,863	$—	$16,140	$1,163,003
Transfer in to Level 3	15,686	—	—	15,686
Transfer out of Level 3	(25,746)	—	—	(25,746)
Purchases/Borrowings	626,907	1,416	18,240	646,563
Sales and Settlements/Paydowns	(135,750)	—	(12,243)	(147,993)
Accretion of discount/amortization of premium and paid-in-kind interest	2,141	—	—	2,141
Total net realized and unrealized gain/(loss) on investments	(6,994)	—	4,075	(2,919)
Fair value, June 30, 2026	$1,623,107	$1,416	$26,212	$1,650,735

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the three months ended June 30, 2025.

	For the three months ended
	June 30, 2025
($ in thousands)	First lien debt investments	Equity investments	Total
Fair value, March 31, 2025	$893	$198	$1,091
Purchases/Borrowings	337,627	264	337,891
Sales and Settlements/Paydowns	(13,820)	—	(13,820)
Accretion of discount/amortization of premium and paid-in-kind interest	72	—	72
Total net realized and unrealized gain/(loss) on investments	419	45	464
Fair value, June 30, 2025	$325,191	$507	$325,698

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the six months ended June 30, 2025.

	For the six months ended
	June 30, 2025
($ in thousands)	First lien debt investments	Equity investments	Total
Fair value, December 31, 2024	$—	$—	$—
Purchases/Borrowings	338,514	355	338,869
Sales and Settlements/Paydowns	(13,823)	—	(13,823)
Accretion of discount/amortization of premium and paid-in-kind interest	73	—	73
Total net realized and unrealized gain/(loss) on investments	427	152	579
Fair value, June 30, 2025	$325,191	$507	$325,698

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

As of June 30, 2026 and December 31, 2025, all Level 3 investments, earlier displayed in the fair value measurement table, were included in the following tables.

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

As of June 30, 2026

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$1,404,783	Discounted Cash Flow	Discount Rate	8.5%-12.7%	10.6%
	144,053	Black Derman Toy	Discount Rate	8.0%-10.1%	8.9%
			Interest Rate Volatility	30.0%	30.0%
	74,271	Broker Quotes	Broker Quotes	N/A	N/A
Mezzanine debt investment	$1,416	Discounted Cash Flow	Discount Rate	18.4%	18.4%
Equity investments	$17,555	Monte-Carlo Simulation	Comparable Company Quotes	$108.43	$108.43
			Call Option Term	4 years	4 years
			Drift	14.8%	14.8%
			Volatility	65.1%	65.1%
	8,164	Valuation Multiple	LTM EBITDA	5.3x-12.3x	7.3x
			NCY EBITDA	9.8x	9.8x
			Illiquidity Discount	10.0%	10.0%
	493	Discounted Cash Flow	Discount Rate	10.3%	10.3%
Total Level 3 Assets and Liabilities	$1,650,735

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of December 31, 2025

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$963,798	Discounted Cash Flow	Discount Rate	8.3%-25.4%	10.2%
			Interest Rate Volatility	30.0%	30.0%
	129,827	Broker Quotes	Broker Quotes	N/A	N/A
	53,238	Transactional Value	Transaction Price	N/A	N/A

Equity investments	$14,925	Monte-Carlo Simulation	Comparable Company Quotes	$137.15	$137.15
			Call Option Term	4 years	4 years
			Drift	0.145	0.145
			Volatility	82.5%	82.5%
	717	Valuation Multiple	LTM EBITDA	7.3x-12.3x	8.3x
			Illiquidity Discount	10.0%	10.0%
	498	Discounted Cash Flow	Discount Rate	10.1%	10.1%
Total Level 3 Assets and Liabilities	$1,163,003

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of June 30, 2026 and December 31, 2025, the majority of the investments purchased by the Company were purchased alongside other funds, accounts and clients managed by the Adviser or its affiliates pursuant to the conditions of the Co-Investment Exemptive Order, as applicable.

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026, the Company’s asset coverage ratio was 221%.

The table below presents outstanding debt obligations as of June 30, 2026:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$260,730	$139,270	$(4,414)	$256,316
BAML ABL Credit Facility	300,000	184,100	115,900	(1,240)	182,860
Scotiabank ABL Facility	950,000	443,662	506,338	(6,861)	436,801
Total Debt	$1,650,000	$888,492	$761,508	$(12,515)	$875,977

1The amount available may be subject to limitations related to each credit facility's borrowing base.

The table below presents outstanding debt obligations as of December 31, 2025:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available1	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$211,500	$188,500	$(4,399)	$207,101
BAML ABL Credit Facility	150,000	146,700	3,300	(738)	145,962
Scotiabank ABL Facility	600,000	299,286	300,714	(4,752)	294,534
Total Debt	$1,150,000	$657,486	$492,514	$(9,889)	$647,597

1The amount available may be subject to limitations related to each credit facility's borrowing base.

As of June 30, 2026 and December 31, 2025, the Company’s debt obligations are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. The table below presents the components of interest expense for all debt obligations for the period presented:

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$11,786	$1,835	$20,806	$1,927
Amortization of debt issuance costs	554	431	994	513
Total Interest Expense	$12,340	$2,266	$21,800	$2,440

Weighted average interest rate[1]	5.7%	6.6%	5.7%	6.7%
Weighted average daily outstanding borrowings	$780,266	$92,854	$685,501	$73,254
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

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC (the "NS Borrower") and FPLF NS Holdings Finance DAC (the "Subsidiary Guarantor" and together with the NS Borrower, each a "Loan Party" and collectively, the "Loan Parties"), entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent (in its capacity as administrative agent, the "Administrative Agent"), U.S. Bank Trust Company, National Association, as collateral agent (the "Collateral Agent"), U.S. Bank National Association, as custodian (the "Custodian"), FPLF NS Holdings Finance CM LLC, as servicer (the "Servicer"), and each of the lenders party thereto (the "Lenders"), which provides for a revolving and term loan credit facility (the "Scotiabank ABL Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans.

Borrowings under the Scotiabank ABL Credit Agreement will bear interest at a rate per annum equal to the Applicable Rate based upon the Alternate Base Rate defined in said agreement. Generally, the Applicable Rate is calculated to include an applicable margin above the applicable Benchmark, which applicable margin equals (x) prior to and including the last day of the Reinvestment Period, 1.85% per annum and (y) on any day after the end of the last day of the Reinvestment Period, 2.35% per annum.

On May 13, 2026, the Company and the Loan Parties entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility, by and among Scotiabank, as initial lender and Administrative Agent, the Collateral Agent, the Custodian, the Servicer, and the Lenders.

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

In addition, Amendment No. 2 (i) amended the terms and conditions for funding Future Funding Reserve Accounts (as defined in the Scotiabank ABL Credit Agreement), (ii) increased the aggregate principal of Swingline Loans from $25 million to $75 million and increases the number of Swingline Loans in any month, (iii) added a Portfolio Advance Rate Test requirement to the payment of Permitted RIC Distributions, (iv) removed certain Concentration Limitation requirements, (v) removed certain conditions on Eligible Investments, (vi) changed the Originator Requirement, (vii) amended the Reinvestment Period to require that any extension is subject to the satisfaction of the Rating Condition and consent of all the Lenders (rather than only Majority Lenders), in addition to consent of the Administrative Agent and (viii) modified certain other definitions, including S&P Rating.

On June 17, 2026, the Company and the Loan Parties entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility, by and among Scotiabank, as initial lender and administrative agent,

U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer, and each of the lenders party thereto.

Pursuant to Amendment No. 3, among other things, the maximum aggregate commitments of the Scotiabank ABL Facility was increased from $600,000,000 to $950,000,000 and the definition of applicable margin was adjusted as described above.

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

Multiple Class Plan

On May 11, 2026, the Company adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan, the Company is authorized to issue three classes of its Shares: Class S shares (the "Class S Shares"), Class D shares (the "Class D Shares") and Class I shares (the "Class I Shares"). As of June 30, 2026, the Company has not issued any Class S Shares or Class D Shares.

Capital Activity

The table below summarizes the Class I Shares issued and net proceeds for the following periods ended June 30, 2026:

		($ in thousands)
Subscriptions Effective:	Shares Issued	Net Proceeds
January 1, 2026	4,928,630	$121,458
February 1, 2026	855,330	20,866
March 1, 2026	1,672,638	40,058
For the three months ended March 31, 2026	7,456,598	$182,382

April 1, 2026	1,004,122	24,106
May 1, 2026	431,701	10,430
June 1, 2026	182,155	4,395
For the six months ended June 30, 2026	9,074,576	$221,313

As of June 30, 2026, the Company had $29.6 million of unfunded capital commitments.

Net Asset Value

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as its "valuation designee", which includes calculating the Company's NAV per Share.

The Company issues Shares at the NAV per Share, determined monthly by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the respective month end. The Company will determine NAV for our Shares as of the last day of each calendar month. Shares issuances related to monthly subscriptions are effective the first calendar day of each month. The below table details the NAV per Share for the period ending June 30, 2026:

Subscriptions Effective:	NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95
April 1, 2026	24.01
May 1, 2026	24.16
June 1, 2026	24.13

Distributions

The Company intends to declare monthly distribution amounts per Share, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s distributions with a record date during the following periods:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
April 24, 2026	April 30, 2026	May 26, 2026	43,551,078	0.1715	7,469
May 21, 2026	May 31, 2026	June 24, 2026	44,038,937	0.1812	7,980
June 22, 2026	June 30, 2026	July 22, 2026	44,282,216	0.1812	8,024
Total distributions declared for the six months ended June 30, 2026					$44,498

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

The following table summarizes the Company's DRIP distributions recorded during the six months ended June 30, 2026:

Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value ($ in thousands)
December 31, 2025	January 1, 2026	41,171	$24.64	$1,015
January 31, 2026	February 1, 2026	49,224	24.40	1,201
February 28, 2026	March 1, 2026	53,327	23.95	1,278
March 31, 2026	April 1, 2026	54,616	24.01	1,310
April 30, 2026	May 1, 2026	56,157	24.16	1,357
May 31, 2026	June 1, 2026	61,124	24.13	1,475
	Total DRIP Shares Issued	315,619	Total DRIP Shares Value	$7,636

Share Repurchase Program

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to offer to repurchase up to 5% of its Shares outstanding (either by number of Shares or aggregate net asset value) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company's best interest and the best interest of the Shareholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Distribution and Shareholder Servicing Plan

On May 11, 2026, the Company adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class S Shares and Class D Shares. Pursuant to the Distribution and Shareholder Servicing Plan, Fortress Wealth Solutions LLC is entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.25% and 0.85% of the value of the Company's aggregate NAV attributable to Class D Shares and Class S Shares, respectively, as of the beginning of the first calendar day of each applicable month. The Distribution and Shareholder Servicing Plan provides that no such fees shall be paid with respect to Class I Shares.

8. Earnings per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations:

($ in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
Per share data:	2026	2025	2026	2025
Net investment income per share (basic and diluted)	$0.56	N/A	$1.09	N/A
Earnings per share (basic and diluted)	0.71	N/A	0.62	N/A
Weighted average shares outstanding	43,957,411	N/A	42,498,795	N/A

9. Financial Highlights

	Three months ended June 30,		Six months ended June 30,
Per Share Data[1]	2026	2025[2]	2026	2025[2]
Net asset value at beginning of period	$24.01	$—	$24.64	$—
Net investment income (loss)	0.56	—	1.09	—
Net change in unrealized gains (loss) and net realized gains (losses)[3]	0.14	—	(0.50)	—
Distributions	(0.53)	—	(1.05)	—
Net asset value at end of period	$24.18	$—	$24.18	$—

Total return	2.9%	1,405.7%	2.4%	4,051.4%

Ratios[4]
Ratio of expenses before expense support and fee waivers to average net assets	2.0%	3,684.2%	3.9%	22,034.8%
Expense support and fee waivers to average net assets[5]	—	(429.9)	(0.1)	(10,989.8)
Ratio of expenses after expense support and fee waivers to average net assets	2.0%	3,254.3%	3.8%	11,045.0%
Ratios of net investment income (loss) to average net assets	2.3	643.6	4.6	1,208.9
Portfolio turnover rate	7.6%	8.2%	16.0%	16.3%

1 As of June 30, 2026, the per share data was derived by using the weighted average shares outstanding.

2As of June 30, 2025, the Company had not yet issued Shares or recorded equity, therefore the per share data is not applicable. Additionally, the total returns and ratios are significantly larger than they would have been had the Company recorded equity.

3Includes the impact of differing total shares as a result of calculating certain per share data based on weighted average shares outstanding during the period rather than share amount outstanding when issued.

4 For three and six months ended June 30, 2026 and 2025, the ratios to average net assets were calculated using the average net assets.

5Represents expenses the Adviser has elected to pay (in accordance with the Expense Support Agreement) and fees elected to waive on behalf of the Company.

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

Market risk reflects adverse changes in the value of investments, loans, securities or derivatives, as applicable, due to changes in interest rates, prevailing credit spreads, foreign currency exchange rates, general economic conditions, financial market conditions, domestic or international economic or political events (including wars, terrorist acts or security operations), developments or trends in any particular industry, natural disasters, pandemics or health crises and the financial condition of the obligors on the Company’s assets.

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

In the ordinary course of business, the Company may provide, or agree to provide either directly or indirectly certain financial guarantees or indemnities including without limitation non-recourse or limited basis guarantees (collectively the "Guaranty Obligations"). Common carve-outs include the borrower’s fraud, misrepresentation, bankruptcy, misapplication of insurance proceeds, waste, failure to maintain separateness covenants, environmental/hazardous substance contamination and intentional destruction of property (each a "Bad Act"). The Guaranty Obligations would generally be enforceable upon the occurrence of a Bad Act and could result in (i) the loan becoming fully recourse to the guarantor(s) and/or (ii) guarantor liability for losses incurred by the lender. Generally, the Company’s maximum exposure under such guarantees or indemnities is not stated and is unknown as this would involve future claims that may be made against the Company that have not yet occurred. Additionally, certain indemnities may survive the term of the related debt financing. Although the maximum exposure under such Guaranty Obligations could be significant to the Company, based on its history, the Company expects the likelihood of such Guaranty Obligations being enforced against the Company and the risk of material loss to be remote.

As of June 30, 2026, the Company had unfunded commitments to investments of approximately $182.8 million, of which, $135.5 million related to term loans and delayed draw term loans and $47.3 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements.

Company	Unfunded Commitment ($ in thousands)
Superior Intermediate LLC	$17,408
GT Independence Buyer, Inc.	15,518
EXEMPLIS LLC	13,628
Riser Fitness, LLC	12,692
Cadence Intermediate II LLC and POC Holdco, LLC	12,564
MidCon Development Finance, LLC	11,666
Hollywood Feed, LLC	10,949
Haven Health Acquisition, LLC	8,852
Urban Gym Group B.V.	8,623
Ruby Bidco Holdings Limited	7,738
Jupiter Refuel Canada Buyer, Inc.	7,284
GS AcquisitionCo, Inc.	7,257
PJ Eagle Group Buyer, L.P. (IAC)	6,831
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	6,455
Eagle Ford Development Finance, LLC	5,523
Meridian Executive Group, LLC	5,303
Golden State Buyer, Inc.	4,731
Steele Solutions, Inc.	4,004
Olo Parent, Inc.	2,734
Solidcore Topco, LLC	2,656
LeadVenture Inc.	2,023
GC FERRY ACQUISITION I INC	1,750
Fabletics, Inc.	1,390
Amy's Kitchen, LLC	1,284
Xponential Fitness LLC	1,241
PMI (US) Bidco, Inc.	690
VRS Buyer, Inc.	602
Jupiter Refuel US Buyer, Inc.	563
FR Refuel, LLC	435
Shrieve Chemical Company, LLC	270
MRI Software LLC	181
Total	$182,845

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

Company	Unfunded Commitment
MidCon Development Finance, LLC	$13,994
EXEMPLIS LLC	13,628
Ruby Bidco Holdings Limited	10,193
GT Independence Buyer, Inc.	9,801
CD&R Reign Topco, Inc.	9,770
Jupiter Refuel Canada Buyer, Inc.	7,832
GS AcquisitionCo, Inc.	7,295
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	7,248
Superior Intermediate LLC	5,081
Riser Fitness, LLC	4,378
Steele Solutions, Inc.	3,512
Solidcore Topco, LLC	2,887
Olo Parent, Inc.	2,734
LeadVenture Inc.	2,191
Xponential Fitness LLC	2,068
Fabletics, Inc.	2,027
Urban Gym Group B.V.	2,009
GC FERRY ACQUISITION I INC	1,750
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	1,071
FR Refuel, LLC	933
Jupiter Refuel US Buyer, Inc.	563
Cendyn Group, LLC	381
Shrieve Chemical Company, LLC	347
MRI Software LLC	328
Total	$113,305

From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of June 30, 2026, the Company is not aware of any pending or threatened litigation.

12. Subsequent Events

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sale	Amount of Shares	Total Consideration ($ in thousands)
As of July 1, 2026 (number of Class I common shares finalized on July 20, 2026)	1,029,197	$24,889

As of August 11, 2026, the Company had 45,373,201 Class I Shares issued and outstanding and has not issued Class S or Class D shares.

Distributions

The Company declared distributions on Class I Shares set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
July 20, 2026	July 31, 2026	August 21, 2026	$0.1834

Investor Commitments

As of August 11, 2026, the Company had $29.6 million of unfunded capital commitments.

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

The Company is managed by FPLF Management LLC (in its capacity as investment adviser, the "Adviser"), an indirect subsidiary of Fortress Investment Group LLC ("Fortress"), which provides management services to the Company pursuant to an amended and restated investment advisory agreement, dated February 10, 2025, between the Adviser and the Company (the "Investment Advisory Agreement"). See further discussion in Note 3 – "Related Party Transactions and Agreements" to our consolidated financial statements. Subject to the overall supervision of the Board of Trustees (the "Board"), the Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring the Company’s investments and monitoring its portfolio on an ongoing basis through a team of investment professionals. The Adviser is registered as an investment adviser with the SEC.

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of June 30, 2026, non-qualifying assets totaled 12.3% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

The Company expects that most of its debt investments will be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than "Baa3" by Moody’s Investor Service, Inc. or lower than "BBB-" by Standard & Poor’s Rating Services), which is often referred to as "junk" or "high yield." These "junk" or "high yield" securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

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

Market Conditions and Trends

The persistence of elevated inflation and uncertainty surrounding interest rates, in conjunction with geopolitical instability (including the conflict between Russia and Ukraine and the conflict in the Middle East, including between the U.S. and Iran and other developing conflicts), and limited visibility into future capital availability continued to weigh on industry deal activity and market valuations.

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

Recent Developments

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sale	Amount of Shares	Total Consideration ($ in thousands)
As of July 1, 2026 (number of Class I common shares finalized on July 20, 2026)	1,029,197	$24,889

Distributions

The Company declared distributions on Class I shares set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
July 20, 2026	July 31, 2026	August 21, 2026	$0.1834

Investor Commitments

As of August 11, 2026, the Company had $29.6 million of unfunded capital commitments.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Portfolio and Investment Activity

Our investment activity for the three months ended June 30, 2026 is presented below.

($ in thousands)	June 30, 2026
New investment commitments:[1]
Total new investment commitments[2]	$336,807
Less: investment commitments exited[3]	(83,575)
Net change in investment commitments	$253,232
Principal amount of investments funded:
First lien loans	$303,232
Mezzanine debt	—
Equity	91
Total	$303,323
Principal amount of investments sold or repaid:[3]
First lien loans	$(84,770)
Mezzanine debt	—
Equity	(380)
Total	$(85,150)
Weighted average remaining term for investment commitments (in months)	53
Percentage of new investment commitments at floating rates	99.9%
Weighted average yield:[4]
Funded during the period at amortized cost	9.7%
Funded during the period at fair value	9.7%
Exited or repaid during the period at amortized cost	8.2%
Exited or repaid during the period at fair value	9.3%

1Includes both funded and unfunded commitments.

2Of these new investments, we funded approximately $292 million for the three months ended June 30, 2026.

3Includes scheduled paydowns

4 "Weighted average yield" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or fair value, as applicable.

The table below presents the Company's investments at amortized cost and fair value as of June 30, 2026 expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,884,252	98.2%	$1,893,034	98.2%
Mezzanine debt investments	1,416	0.1%	1,416	0.1%
Equity investments	33,406	1.7%	32,071	1.7%
Total as of June 30, 2026	$1,919,074	100.0%	$1,926,521	100.0%

As of June 30, 2026, the Company's portfolio was approximately $1.9 billion based on fair market value across 91 portfolio companies and 21 industries. Based on fair value, the Company's portfolio consisted of approximately 98.2% first lien, 99.9% floating rate debt investments. The Company's portfolio’s directly originated debt investments had a median EBITDA of $82.3 million, a weighted average net loan-to-value of 46.8% and interest coverage of 2.9x. The weighted average yield at fair market value of directly originated debt investments was 10.1% and the weighted average yield at fair market value of the overall portfolio was 9.8%.

As of June 30, 2026, all of our debt investments were current on their interest payments and no debt investments were set to non-accrual.

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

As part of the monitoring process, our Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as "Internal Risk Ratings." Pursuant to these risk policies, an Internal Risk Rating of 1 to 4, which ratings are defined below, is assigned to each investment in our portfolio. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage.

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

The table below presents the composition of our portfolio on the 1 to 4 rating scale as of June 30, 2026:

($ in thousands)
Investment Rating	Fair Value	Percentage
1	$—	—%
2	1,889,570	98.5
3	29,504	1.5
4	—	—
Total	$1,919,074	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2026, we had no non-accrual debt investments.

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

Results of Operations

The following table sets forth the results of our operations for the three and six months ended June 30, 2026 and 2025.

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

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income	$45,680	$2,522	$83,486	$2,531
Payment-in-kind interest income	123	25	244	25
Other income	187	537	678	550
Dividend income	214	—	214	—
Total investment income	$46,204	$3,084	$84,622	$3,106

For the three and six months ended June 30, 2026 and 2025, total investment income increased $43.1 million and $81.5 million, respectively. Our investment portfolio increased as a result of continued execution of the Adviser's investment strategy.

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

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$12,340	$2,266	$21,800	$2,440
Organization costs	—	247	—	2,638
Management fees	3,265	—	6,360	—
Investment income incentive fee	3,545	86	6,635	86
Capital gains incentive fee	—	74	—	88
Administration fees	779	109	1,587	137
Professional fees	351	68	687	71
Offering costs	335	—	625	—
Other expenses	708	1	1,296	2
Total Operating Expenses	$21,323	$2,851	$38,990	$5,462

For the three and six months ended June 30, 2026 and 2025, total operating expenses increased $18.5 million and $33.5 million, respectively, primarily attributable to an increase in interest expense associated with borrowings under our outstanding credit facilities and as the Company continued to grow in its first year of investment operations, an increase in associated fees due to the Adviser, given the larger fee base as compared period over period, offset by the decrease in organization costs period over period.

Management fees and investment income incentive fees increased when compared against prior periods as the Company had only just commenced investment operations in Q1 2025.

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

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expense support (Note 3)	$—	$(247)	$—	$(2,638)
Management fees waiver	—	—	(1,043)	—
Investment income incentive fee waiver	—	(86)	—	(86)
Net Operating Expenses	$21,323	$2,518	$37,947	$2,738

For the three and six months ended June 30, 2026, net operating expenses increased $18.8 million and $35.2 million, respectively. Since inception, the Adviser has elected to pay certain organization costs under the Expense Support Agreement. As the Company approaches the anniversary of its launch, organization costs and related expense support has tapered when comparing period over period. As noted above, the management fee waiver for the current six month period is representative of fees related to January 2026, which was subject to the Initial Fee Waiver.

Net Realized and Unrealized Gain (Loss) on Investments

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total net realized gain (loss)	$(26,806)	$44	$(27,723)	$44
Total net change in unrealized gain (loss)	33,128	545	7,841	660
Total Net Realized and net change in Unrealized Gain (Loss)	$6,322	$589	$(19,882)	$704

For the three and six months ended June 30, 2026, total net realized gain (loss) included a realized loss of approximately $22.7 million and offsetting reversal of unrealized losses, resulting in unrealized gains, due to a taxable debt restructuring.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds received from the Offering, (ii) cash flows from our operations and (iii) proceeds from our debt facilities. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Shareholders, we may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of an existing credit facility or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, as a BDC, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As of June 30, 2026, the Company’s asset coverage ratio was 221%.

In addition, we may raise capital from future offerings of our debt or equity securities, and any financing arrangements we may enter into in the future, including by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or warehouse facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity to purchasers on a non-recourse or limited basis.

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

	For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025
Net cash provided by/(used in) operating activities	$(483,030)	$(300,333)
Net cash provided by/(used in) financing activities	414,808	309,060
Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	(68,222)	8,727
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of the period	95,213	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of the period	$26,991	$8,727

The table below presents outstanding debt obligations as of June 30, 2026:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$260,730	$139,270	$(4,414)	$256,316
BAML ABL Credit Facility	300,000	184,100	115,900	(1,240)	182,860
Scotiabank ABL Facility	950,000	443,662	506,338	(6,861)	436,801
Total Debt	$1,650,000	$888,492	$761,508	$(12,515)	$875,977

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

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC (the "NS Borrower") and FPLF NS Holdings Finance DAC (the "Subsidiary Guarantor" and together with the NS Borrower, each a "Loan Party" and collectively, the "Loan Parties"), entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent (in its capacity as administrative agent, the "Administrative Agent"), U.S. Bank Trust Company, National Association, as collateral agent (the "Collateral Agent"), U.S. Bank National Association, as custodian (the "Custodian"), FPLF NS Holdings Finance CM LLC, as servicer (the "Servicer"), and each of the lenders party thereto (the "Lenders"), which provides for a revolving and term loan credit facility (the "Scotiabank ABL Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominately consist of U.S. middle market commercial loans.

Borrowings under the Scotiabank ABL Credit Agreement will bear interest at a rate per annum equal to the Applicable Rate based upon the Alternate Base Rate defined in said agreement. Generally, the Applicable Rate is calculated to include an applicable margin above the applicable Benchmark, which applicable margin equals (x) prior to and including the last day of the Reinvestment Period, 1.85% per annum and (y) on any day after the end of the last day of the Reinvestment Period, 2.35% per annum.

On May 13, 2026, the Company and the Loan Parties entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility, by and among Scotiabank, as initial lender and Administrative Agent, the Collateral Agent, the Custodian, the Servicer, and the Lenders.

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

In addition, Amendment No. 2 (i) amended the terms and conditions for funding Future Funding Reserve Accounts (as defined in the Scotiabank ABL Credit Agreement), (ii) increased the aggregate principal of Swingline Loans from $25 million to $75 million and increases the number of Swingline Loans in any month, (iii) added a Portfolio Advance Rate Test requirement to the payment of Permitted RIC Distributions, (iv) removed certain Concentration Limitation requirements, (v) removed certain conditions on Eligible Investments, (vi) changed the Originator Requirement, (vii) amended the Reinvestment Period to require that any extension is subject to the satisfaction of the Rating Condition and consent of all the Lenders (rather than only Majority Lenders), in addition to consent of the Administrative Agent and (viii) modified certain other definitions, including S&P Rating.

On June 17, 2026, the Company and the Loan Parties entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Facility, by and among Scotiabank, as initial lender and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer, and each of the lenders party thereto.

Pursuant to Amendment No. 3, among other things, the maximum aggregate commitments of the Scotiabank ABL Facility was increased from $600,000,000 to $950,000,000 and the definition of applicable margin was adjusted as described above.

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

Class I shares are not subject to upfront selling commissions or annual ongoing shareholder servicing fees. However, if investors buy Class S or Class D shares through certain participating broker-dealers, such participating broker-dealers may directly charge such investors transaction or other fees, including upfront placement fees or commissions, in such amounts as they may determine, provided that such participating broker-dealers limit such charges to a 3.5% cap on the net asset value for Class S shares and up to a 2.0% cap on the net asset value for Class D shares. In addition, pursuant to the Distribution and Shareholder Servicing Plan, Class S and Class D shares pay a shareholder servicing and/or distribution fee at an annual rate of 0.85% and 0.25%, respectively, based on the aggregate net assets of the Company attributable to that class.

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

Capital Activity

The table below summarizes the Shares issued and net proceeds during the following periods:

		($ in thousands)
Subscriptions Effective:	Shares Issued	Net Proceeds
January 1, 2026	4,928,630	$121,458
February 1, 2026	855,330	20,866
March 1, 2026	1,672,638	40,058
For the three months ended March 31, 2026	7,456,598	$182,382

April 1, 2026	1,004,122	24,106
May 1, 2026	431,701	10,430
June 1, 2026	182,155	4,395
For the six months ended June 30, 2026	9,074,576	$221,313

Date of Unregistered Sale	Amount of Shares	Total Consideration ($ in thousands)
As of July 1, 2026 (number of Class I common shares finalized on July 20, 2026)	1,029,197	$24,889

As of June 30, 2026 and August 11, 2026, the Company had $29.6 million and $29.6 million of unfunded capital commitments, respectively.

Net Asset Value

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as its "valuation designee", which includes calculating the net asset value per share.

The Company issues Shares at the net asset value per share, determined monthly by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the respective month end. The Company will determine NAV for our Shares as of the last day of each calendar month. Shares issuances related to monthly subscriptions are effective the first calendar day of each month. The below table details net asset value per Share for the period ending June 30, 2026:

Subscriptions Effective:	NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95
April 1, 2026	24.01
May 1, 2026	24.16
June 1, 2026	24.13

As of July 1, 2026 the Company's NAV per Share was $24.18.

Distributions

The Company intends to declare monthly distribution amounts per share of beneficial interest, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s Class I distributions with a record date during the following periods:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
April 24, 2026	April 30, 2026	May 26, 2026	43,551,078	0.1715	7,469
May 21, 2026	May 31, 2026	June 24, 2026	44,038,937	0.1812	7,980
June 22, 2026	June 30, 2026	July 22, 2026	44,282,216	0.1812	8,024
Total distributions declared for the six months ended June 30, 2026					$44,498

Declaration Date	Record Date	Payment Date	Distribution Per Share
July 20, 2026	July 31, 2026	August 21, 2026	$0.1834

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

The following table summarizes the Company's distributions reinvested for the period ended June 30, 2026:

Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value ($ in thousands)
December 31, 2025	January 1, 2026	41,171	$24.64	$1,015
January 31, 2026	February 1, 2026	49,224	24.40	1,201
February 28, 2026	March 1, 2026	53,327	23.95	1,278
March 31, 2026	April 1, 2026	54,616	24.01	1,310
April 30, 2026	May 1, 2026	56,157	24.16	1,357
May 31, 2026	June 1, 2026	61,124	24.13	1,475
	Total DRIP Shares Issued	315,619	Total DRIP Shares Value	$7,636

Share Repurchase Program

At the discretion of the Board, the Company has commenced a share repurchase program in which the Company intends to offer to repurchase up to 5% of its Shares outstanding (either by number of Shares or aggregate net asset value) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company's best interest and the best interest of the Shareholders. The Company will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Multiple Class Plan

On May 11, 2026, the Company adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan, the Company is authorized to issue three classes of its Shares: Class S shares (the "Class S Shares"), Class D shares (the "Class D Shares") and Class I shares (the "Class I Shares"). As of August 11, 2026, the Company has not issued any Class S Shares or Class D Shares.

Distribution and Shareholder Servicing Plan

On May 11, 2026, the Company adopted a Distribution and Shareholder Servicing Plan (the “Distribution and Shareholder Servicing Plan”) pursuant to Rule 12b-1 under the 1940 Act with respect to the Class S Shares and Class D Shares. Pursuant to the Distribution and Shareholder Servicing Plan, Class S and Class D shares pay a shareholder servicing and/or distribution fee at an annual rate of 0.85% and 0.25%, respectively, based on the aggregate net assets of the Company attributable to that class. The Distribution and Shareholder Servicing Plan provides that no such fees shall be paid with respect to Class I Shares.

Off-Balance Sheet Arrangement

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of June 30, 2026, no accrual had been made in the consolidated financial statements for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of June 30, 2026, the Company had unfunded commitments to investments of approximately $182.8 million, of which, $135.5 million related to term loans and delayed draw term loans and $47.3 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements.

Company	Unfunded Commitment ($ in thousands)
Superior Intermediate LLC	$17,408
GT Independence Buyer, Inc.	15,518
EXEMPLIS LLC	13,628
Riser Fitness, LLC	12,692
Cadence Intermediate II LLC and POC Holdco, LLC	12,564
MidCon Development Finance, LLC	11,666
Hollywood Feed, LLC	10,949
Haven Health Acquisition, LLC	8,852
Urban Gym Group B.V.	8,623
Ruby Bidco Holdings Limited	7,738
Jupiter Refuel Canada Buyer, Inc.	7,284
GS AcquisitionCo, Inc.	7,257
PJ Eagle Group Buyer, L.P. (IAC)	6,831
Vomela Purchaser LLC and Vibrant Canada Acquisitionco Inc.	6,455

Eagle Ford Development Finance, LLC	5,523
Meridian Executive Group, LLC	5,303
Golden State Buyer, Inc.	4,731
Steele Solutions, Inc.	4,004
Olo Parent, Inc.	2,734
Solidcore Topco, LLC	2,656
LeadVenture Inc.	2,023
GC FERRY ACQUISITION I INC	1,750
Fabletics, Inc.	1,390
Amy's Kitchen, LLC	1,284
Xponential Fitness LLC	1,241
PMI (US) Bidco, Inc.	690
VRS Buyer, Inc.	602
Jupiter Refuel US Buyer, Inc.	563
FR Refuel, LLC	435
Shrieve Chemical Company, LLC	270
MRI Software LLC	181
Total	$182,845

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands as of June 30, 2026:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia		$28,750		€23,868	8/3/2026	$1,442	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$8,445		€7,134	10/27/2026	253	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$24,595		£18,423	9/11/2026	157	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$524		€443	10/27/2026	16	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$522		€447	10/27/2026	8	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$23,626	C$	33,226	12/29/2026	4	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		$6		€5	10/27/2026	—	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		£7,912		$10,759	11/16/2026	(263)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia	C$	11,426		$8,456	11/16/2026	(350)	Unrealized gain on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,539	11/16/2026	(554)	Unrealized gain on forward foreign currency contracts
					Total	$713

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

Recent Accounting Pronouncements

See "Notes to Consolidated Financial Statements—2. Summary of Significant Accounting Policies" for a discussion concerning recent accounting pronouncements.

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

Market risk reflects adverse changes in the value of investments, loans, securities or derivatives, as applicable, due to changes in interest rates, prevailing credit spreads, foreign currency exchange rates, general economic conditions, financial market conditions, domestic or international economic or political events (including wars, terrorist acts or security operations), developments or trends in any particular industry, natural disasters, pandemics or health crises and the financial condition of the obligors on the Company’s assets.

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

Based on our Consolidated Statement of Financial Condition as of June 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Interest[1]
Up 300 basis points	$58,144	$(26,627)	$31,517
Up 200 basis points	38,762	(17,752)	21,010
Up 100 basis points	19,381	(8,876)	10,505
Down 100 basis points	(18,819)	8,876	(9,943)
Down 200 basis points	(35,637)	17,752	(17,885)
Down 300 basis points	(47,546)	26,627	(20,919)

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

Holders

As of August 11, 2026, there were 1,140 holders of record of our Class I Shares. Holders of record exclude any new holders who purchased Shares in the August 2026 subscription.

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

The following table presents our monthly NAV per Share for each class of our common shares for the following period:

Subscriptions Effective:	NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95
April 1, 2026	24.01
May 1, 2026	24.16
June 1, 2026	24.13

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

The following tables summarize the Company’s Class I distributions with a record date during the following period:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
April 24, 2026	April 30, 2026	May 26, 2026	43,551,078	0.1715	7,469
May 21, 2026	May 31, 2026	June 24, 2026	44,038,937	0.1812	7,980
June 22, 2026	June 30, 2026	July 22, 2026	44,282,216	0.1812	8,024
Total distributions declared for the six months ended June 30, 2026					$44,498

Declaration Date	Record Date	Payment Date	Distribution Per Share
July 20, 2026	July 31, 2026	August 21, 2026	$0.1834

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

At the discretion of the Board, we have commenced a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board, including a majority of the Independent Trustees, may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

For the three and six months ended June 30, 2026, no repurchase of our Shares was made by or on behalf of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

For the three and six months ended June 30, 2026, no trustee or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1

Restated Certificate of Trust, as filed with the Secretary of State of the State of Delaware on June 4, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56756) filed with the SEC on June 6, 2025)

3.2	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A (File No. 000-56756) filed with the SEC on July 23, 2025)
10.1	Amended and Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
10.2	Multiple Class Plan, dated as of May 11, 2026.(incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
10.3	Distribution and Shareholder Servicing Plan, dated as of May 11, 2026. (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)
10.4+

Amendment No. 2 to Credit Agreement, dated as of May 13, 2026, by and among FPLF NS Holdings Finance LLC, as borrower, FPLF NS Holdings Finance DAC, as subsidiary guarantor, FPLF NS Holdings Finance CM LLC, as servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as custodian (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2026)

10.5+

Amendment No. 3 to Credit Agreement, dated as of June 17, 2026, by and among FPLF NS Holdings Finance LLC, as borrower, FPLF NS Holdings Finance DAC, as subsidiary guarantor, FPLF NS Holdings Finance CM LLC, as servicer, the lenders from time to time party thereto, The Bank of Nova Scotia, as administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, and U.S. Bank National Association, as custodian (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 23, 2026)

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

+ The schedules, appendices and/or exhibits to this agreement have been omitted pursuant to Item 601(a) (5) of Regulation S-K. A copy of any omitted schedule, appendix and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORTRESS PRIVATE LENDING FUND

Dated: August 11, 2026	By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer