Form 10-Q
period 2026-09-30
Fortress Private Lending Fund
filed 2026-11-10
CIK 2012139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant's common shares. As of November 10, 2026, the Registrant had 47,534,664 Class I shares outstanding, 0 Class D shares outstanding and 0 Class S shares outstanding. Class I shares outstanding exclude shares issuable in connection with November 2026 subscriptions, which are not yet finalized.

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
•
certain economic events may cause our Shareholders to request that we repurchase their Shares, and if we decide to satisfy any or all of such requests, our cash flow and our results of operations and financial condition could be materially adversely affected. Further, our Board of Trustees (the "Board") may make exceptions to, modify or suspend our share repurchase program (including to make exceptions to the repurchase limitations or purchase fewer Shares than such repurchase limitations) if it deems such action to be in our best interest;
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

Fortress Private Lending Fund

v

Part I. Financial Information

Item 1. Financial Statements.

Fortress Private Lending Fund

Consolidated Statements of Financial Condition

($ in thousands, except per share data)	As of September 30,	As of December 31,
Assets	2026 (unaudited)	2025
Investments, at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,017,007 and $1,494,668, respectively)	$2,008,761	$1,480,750
Non-controlled, affiliated investments (amortized cost of $0 and $8,146, respectively)	—	8,106
Controlled, affiliated investments (amortized cost of $10,080 and $0, respectively)	10,932	—
Total investments, at fair value	2,019,693	1,488,856
Cash	17,843	4,247
Foreign currencies	22	502
Cash equivalents	4,893	26,937
Restricted cash	5,317	2,364
Restricted foreign currencies	1,202	1,100
Restricted cash equivalents	18,754	60,063
Deferred offering costs	172	700
Interest receivable	18,282	11,503
Receivable for investments sold	9,078	13,960
Unrealized gain on forward foreign currency contracts	—	167
Other assets	382	698
Total assets	$2,095,638	$1,611,097

Liabilities
Debt (net of unamortized debt issuance costs of $13,676 and $9,889, respectively)	$897,426	$647,597
Distribution payable	8,596	5,958
Incentive fee payable	3,695	2,530
Interest payable	8,573	2,823
Payable for investments purchased	40,101	89,767
Unrealized loss on forward foreign currency contracts	414	—
Accrued expenses and other liabilities	1,759	2,567
Total liabilities	$960,564	$751,242

Commitments and Contingencies (Note 11)
Net Assets
Common shares, $0.01 par value, unlimited authorized, 46,875,752 and 34,892,021 shares issued and outstanding, respectively	469	349
Paid-in capital in excess of par value	1,163,112	871,542
Distributable earnings (accumulated loss)	(28,507)	(12,036)

Total Net Assets	1,135,074	859,855
Total Liabilities and Net Assets	$2,095,638	$1,611,097
Net asset value per share	$24.21	$24.64

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands, except per share data)	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Investment income
From non-controlled, non-affiliated investments
Interest income	$48,157	$15,924	$131,152	$18,455
Payment-in-kind interest income	142	101	386	126
Other income	536	68	1,213	618
Dividend income	214	—	428	—
Total investment income from non-controlled, non-affiliated investments	$49,049	$16,093	$133,179	$19,199
From non-controlled, affiliated investments
Interest income	236	97	548	97
Other income	—	4	2	4
Total investment income from non-controlled, affiliated investments	$236	$101	$550	$101
From controlled, affiliated investments
Interest income	95	—	274	—
Total investment income from controlled, affiliated investments	$95	$—	$274	$—
Total investment income	$49,380	$16,194	$134,003	$19,300

Operating Expenses
Interest expense	13,952	2,820	35,752	5,260
Organization costs	—	157	—	2,796
Management fees	3,478	2,377	9,838	2,377
Investment income incentive fee	3,695	1,469	10,330	1,555
Capital gains incentive fee	—	(88)	—	—
Administration fees	1,159	747	2,746	884
Professional fees	611	362	1,298	433
Offering costs	172	167	796	167
Other expenses	468	283	1,764	284
Total operating expenses before expense support and waivers	$23,535	$8,294	$62,524	$13,756
Expense support (Note 3)	—	(148)	—	(2,786)
Management fees waiver	—	(2,377)	(1,043)	(2,377)
Investment income incentive fee waiver	—	(135)	—	(221)
Net Operating Expenses	$23,535	$5,634	$61,481	$8,372
Net investment income (loss) before taxes	$25,845	$10,560	$72,522	$10,928
Income taxes, including unincorporated business tax expense	(21)	55	211	123
Net investment income (loss)	$25,866	$10,505	$72,311	$10,805
Net realized gain (loss)
Net realized gain (loss) from:
Non-controlled, non-affiliated investments	(4)	(89)	(28,609)	(75)
Foreign currency translation on loans payable	(136)	—	(136)	—
Foreign currency transactions	(79)	(22)	469	8
Forward foreign currency contracts	1,614	(214)	1,948	(214)
Total net realized gain (loss)	$1,395	$(325)	$(26,328)	$(281)
Net change in unrealized gain (loss)
Net change in unrealized gain (loss) from:
Non-controlled, non-affiliated investments	(76)	(1,374)	5,672	(670)
Non-controlled, affiliated investments	64	(61)	40	(61)
Controlled, affiliated investments	66	—	852	—
Foreign currency translation on loans payable	590	—	1,495	—
Foreign currency transactions	(6)	—	(128)	—
Forward foreign currency contracts	(1,127)	162	(581)	118
Total net change in unrealized gain (loss)	$(489)	$(1,273)	$7,350	$(613)
Total net realized and change in unrealized gain (loss)	$906	$(1,598)	$(18,978)	$(894)
Total Net Increase (Decrease) in Net Assets Resulting from Operations	$26,772	$8,907	$53,333	$9,911

Earnings (loss) per share (basic and diluted)	0.58	0.29	1.22	0.32
Weighted average shares outstanding	45,998,042	30,533,432	43,665,211	30,533,432

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Changes in Net Assets

	For the three months ended September 30,		For the nine months ended September 30,
($ in thousands)	2026 (unaudited)	2025 (unaudited)	2026 (unaudited)	2025 (unaudited)
Operations
Net investment income (loss)	$25,866	$10,505	$72,311	$10,805
Total net realized gain (loss)	1,395	(325)	(26,328)	(281)
Total net change in unrealized gain (loss)	(489)	(1,273)	7,350	(613)
Net increase (decrease) in net assets resulting from operations	$26,772	$8,907	$53,333	$9,911
Capital Share Transactions (Class I)
Distributions	(25,306)	(9,069)	(69,804)	(9,069)
Capital allocation	—	(658)	—	(658)
Net increase (decrease) in net assets resulting from distributions	$(25,306)	$(9,727)	$(69,804)	$(9,727)
Issuance of Shares	58,147	763,330	279,460	763,330
Reinvestment of Shareholders' distributions	4,632	840	12,268	840
Repurchase of common shares, net of early repurchase deduction	(38)	—	(38)	—
Net increase (decrease) in net assets resulting from capital share transactions	$62,741	$764,170	$291,690	$764,170
Total increase (decrease) in net assets	64,207	763,350	275,219	764,354
Net assets at the beginning of the period	1,070,867	1,004	859,855	—
Net assets at end of the period	$1,135,074	$764,354	$1,135,074	$764,354

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
($ in thousands)	2026 (unaudited)	2025 (unaudited)
Cash flows from operating activities
Net increase/(decrease) in Net Assets resulting from operations	$53,333	$9,911
Adjustments to reconcile net increase/(decrease) in Net Assets resulting from operations to net cash, cash equivalents provided by/(used in) operating activities:

Amortization of debt issuance and financing costs	1,634	631
Accretion/amortization of original issue discount/premium on investments	(3,613)	(470)
Paid-in-kind interest on investments	(386)	(126)
Net realized gain/(loss) on investments	28,609	75
Net realized gain/(loss) on foreign currency translation on loans payable	136	—
Net change in unrealized gain/(loss) on investments	(6,564)	731
Net change in unrealized gain/(loss) on forward foreign currency contracts	581	(118)
Net change in unrealized gain/(loss) on foreign currency translation on loans payable	(1,495)	—
Purchases of investments and derivatives	(822,158)	(1,032,687)
Proceeds from sales and paydowns of investments	273,274	53,638
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable	(6,779)	(7,809)
(Increase)/decrease in receivable for investments sold	4,882	(15,686)
(Increase)/decrease in deferred offering costs	528	(830)
(Increase)/decrease in other assets	316	(1,096)
Increase/(decrease) in interest payable	5,750	240
Increase/(decrease) in payable for investments purchased	(49,666)	41,129
Increase/(decrease) in incentive fee payable	1,165	1,333
Increase/(decrease) in accrued expenses and other liabilities	(808)	2,666
Net cash provided by/(used in) operating activities	$(521,261)	$(948,468)

Cash flows from financing activities
Proceeds from issuance of common shares	$279,460	$764,170
Distribution paid to Shareholders, net of distribution payable	(54,898)	(4,448)
Repurchase of common shares, net of early repurchase deduction	(38)	—
Capital Allocation paid to Shareholders	—	(658)
Payment for debt issuance and financing costs	(5,420)	(4,500)
Drawdown on loans	765,826	721,200
Repayment of loans	(510,851)	(470,700)
Net cash provided by/(used in) financing activities	$474,079	$1,005,064

Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	(47,182)	56,596
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of the period	95,213	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of the period	$48,031	$56,596

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,369	$4,389
Cash paid/(received) during the period for taxes, net of refunds	(1)	—
Distributions declared for the period	69,804	9,069
Supplemental disclosure of non-cash financing activities:
Shares issued in connection with the reinvestment plan	12,268	840
Change in distribution payable	2,638	4,621

[See accompanying notes to the consolidated financial statements.]

Fortress Private Lending Fund

Consolidated Schedule of Investments

As of September 30, 2026

(Unaudited)

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Investments
Non-controlled, non-affiliated investments
Debt investments
Automobiles & Components
Champions Financing Inc.	(7)	(11)		First Lien - Term Loan	SOFR+475	8.8	2/23/2029	$11,355	$10,952	$11,218	1.0
									10,952	11,218	1.0
Capital Goods
A-AG US GSI Bidco, Inc.	(11)			First Lien - Term Loan	SOFR+450	8.6	10/31/2031	$5,754	$5,745	$5,754	0.5
Albion Fortress Intermediate Holdings LLC	(6)	(19)	(21)	First Lien - Term Loan	EURIBOR+550	8.0	7/31/2031	€23,357	26,079	26,450	2.3
Blue Raven Solutions, LLC, Triman Industries, Inc. and Crestwood Technology Group, LLC	(11)			First Lien - Term Loan	SOFR+625	10.3	1/16/2032	$70,166	69,008	69,415	6.1
Crown Subsea Communications Holding, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+300	6.9	1/30/2031	4,988	5,023	5,005	0.4
Everflow Supplies LLC (f/k/a Echo Transaction Company, LLC)	(11)			First Lien - Term Loan	SOFR+550	9.6	5/30/2031	12,695	12,491	12,491	1.1
Everflow Supplies LLC (f/k/a Echo Transaction Company, LLC)	(11)			First Lien - Delayed Draw Term Loan	SOFR+550	9.6	5/30/2031	4,432	4,347	4,361	0.4
LSF12 Phoenix HoldCo, LLC		(10)		First Lien - Term Loan	SOFR+450	8.4	3/25/2033	4,905	4,811	4,893	0.4
Merlin Buyer Inc.	(7)	(11)		First Lien - Term Loan	SOFR+400	8.1	4/15/2033	9,000	8,959	9,023	0.8
Paint Intermediate III, LLC	(7)	(11)		First Lien - Term Loan	SOFR+250	6.6	10/9/2031	7,737	7,719	7,735	0.7
PJ Eagle Group Buyer, L.P. (IAC)	(11)			First Lien - Term Loan	SOFR+525	9.3	5/14/2032	55,311	54,461	55,136	4.9
PJ Eagle Group Buyer, L.P. (IAC)	(11)			First Lien - Delayed Draw Term Loan	SOFR+525	9.3	5/14/2032	2,464	2,383	2,437	0.2
PMI (US) Bidco, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+250	6.6	3/16/2033	4,267	4,247	4,270	0.4
PMI (US) Bidco, Inc.	(7)	(11)	(23)	First Lien - Delayed Draw Term Loan	SOFR+325	7.3	3/16/2033	—	—	1	—
RESURGE BUYER LLC	(11)	(23)		First Lien - Delayed Draw Term Loan	SOFR+325	7.3	9/23/2033	—	(1)	(4)	—
RESURGE BUYER LLC	(11)			First Lien - Term Loan	SOFR+325	7.3	9/23/2033	4,204	4,197	4,180	0.4
Steele Solutions, Inc.	(11)			First Lien - Term Loan	SOFR+625	10.3	3/18/2030	47,926	47,319	47,068	4.1
Steele Solutions, Inc.	(10)			First Lien - Revolving Credit Facility	SOFR+625	10.2	3/18/2030	686	633	594	0.1
Superior Intermediate LLC	(10)			First Lien - Term Loan	SOFR+550	9.4	12/18/2030	9,357	9,212	9,194	0.8
Superior Intermediate LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+550	9.4	12/18/2030	3,611	3,414	3,268	0.3
Superior Intermediate LLC	(10)	(23)		First Lien - Revolving Credit Facility	SOFR+550	9.4	12/18/2030	—	(21)	(25)	—
ZEUS US BIDCO, LLC	(6)	(11)	(23)	First Lien - Delayed Draw Term Loan	SOFR+275	6.8	8/5/2033	—	(1)	—	—
ZEUS US BIDCO, LLC	(6)	(11)		First Lien - Term Loan	SOFR+275	6.8	8/5/2033	1,087	1,084	1,086	0.1
									271,109	272,332	24.0
Commercial & Professional Services
Access CIG, LLC	(7)	(11)		First Lien - Term Loan	SOFR+400	8.1	8/19/2030	$2,551	$2,566	$2,305	0.2
AMCP Clean Acquisition Company, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+425	8.3	6/15/2030	8,933	8,933	8,843	0.8
EagleView Technology Corporation	(7)	(8)	(11)	First Lien - Term Loan	SOFR+650	10.6	8/14/2028	48,761	48,041	47,299	4.2
EXEMPLIS LLC	(11)			First Lien - Term Loan	SOFR+525	9.3	12/22/2032	56,615	55,853	56,104	4.9
EXEMPLIS LLC	(11)	(23)		First Lien - Revolving Credit Facility	SOFR+525	9.3	12/23/2030	—	(174)	(102)	—
Isotope FinCo S.a r.l.	(6)	(11)		First Lien - Term Loan	SOFR+250	6.6	9/23/2033	1,380	1,376	1,380	0.1
Isotope FinCo S.a r.l.	(6)	(11)	(23)	First Lien - Delayed Draw Term Loan	SOFR+250	6.6	9/23/2033	—	(1)	—	—
Vomela Purchaser LLC and Vomela Canada Inc.	(10)			First Lien - Term Loan	SOFR+550	9.4	12/31/2029	55,054	54,232	54,326	4.8
Vomela Purchaser LLC and Vomela Canada Inc.	(10)			First Lien - Delayed Draw Term Loan	SOFR+550	9.4	12/31/2029	2,985	2,956	2,946	0.3
Vomela Purchaser LLC and Vomela Canada Inc.	(10)			First Lien - Revolving Credit Facility	SOFR+550	9.4	12/31/2029	1,805	1,780	1,775	0.2
Vomela Purchaser LLC and Vomela Canada Inc.	(10)	(23)		First Lien - Delayed Draw Term Loan	SOFR+550	9.4	12/31/2029	—	(45)	(74)	—
									175,517	174,802	15.5
Consumer Discretionary Distribution & Retail
EG Finco Limited	(6)	(7)	(10)	First Lien - Term Loan	SOFR+325	7.2	2/10/2031	$4,988	$4,977	$4,994	0.4
Hollywood Feed, LLC	(11)			First Lien - Term Loan	SOFR+575	9.8	2/10/2032	29,704	29,220	29,098	2.6
Hollywood Feed, LLC	(11)	(23)		First Lien - Delayed Draw Term Loan	SOFR+550	9.6	2/10/2032	—	(86)	(223)	—
Petco Health and Wellness Company, Inc.	(6)	(7)	(11)	First Lien - Term Loan	SOFR+425	8.3	2/3/2031	5,000	5,012	5,003	0.4
									39,123	38,872	3.4
Consumer Durables & Apparel
Comoto Holdings, Inc.	(11)			First Lien - Term Loan	SOFR+625	10.3	6/2/2031	$45,446	$44,686	$45,036	4.0
FBL Holding, LLC	(11)			First Lien - Term Loan	SOFR+750	11.6	10/31/2030	51,052	50,191	50,261	4.4
FBL Holding, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+750	11.6	10/31/2030	967	963	936	0.1
Olibre Borrower LLC	(11)			First Lien - Term Loan	SOFR+575	9.8	1/3/2030	14,738	14,469	14,547	1.3
Step2 Discovery, LLC (Backyard Leisure Intermediate Parent, LLC)	(11)			First Lien - Term Loan	SOFR+600	10.1	12/23/2030	53,847	52,996	53,881	4.7
Varsity Brands, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+275	6.8	8/26/2031	4,980	4,980	4,973	0.4

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
VC GB Holdings I Corp	(7)	(11)		First Lien - Term Loan	SOFR+325	7.3	9/24/2031	1,231	1,225	1,229	0.1
									169,510	170,863	15.0
Consumer Services
BB PEP Bidco, LLC	(12)			First Lien - Term Loan	SOFR+675	11.0	1/13/2030	$11,609	$11,393	$11,290	1.0
BB PEP Bidco, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+675	10.8	1/13/2030	2,122	2,084	2,063	0.2
BB PEP Bidco, LLC	(11)			First Lien - Revolving Credit Facility	SOFR+675	10.8	1/13/2030	1,071	1,052	1,042	0.1
CV Borrower, LLC	(10)			First Lien - Term Loan	SOFR+550	9.4	8/30/2030	5,988	5,930	5,933	0.5
Grand Circle Corporation, Grand Circle LLC and The Grand Circle River Cruise Lines LLC	(10)			First Lien - Term Loan	SOFR+561	9.5	9/19/2030	62,616	62,229	60,156	5.3
Riser Fitness, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+685	10.8	3/14/2030	7,768	7,441	7,452	0.7
Riser Fitness, LLC	(10)	(23)		First Lien - Revolving Credit Facility	SOFR+685	10.8	3/14/2030	—	(10)	(7)	—
Riser Fitness, LLC	(10)	(23)		First Lien - Delayed Draw Term Loan	SOFR+685	10.8	3/14/2030	—	(102)	(118)	—
Ruby Bidco Holdings Limited	(6)	(16)	(21)	First Lien - Term Loan	SONIA+500	8.8	9/15/2032	£16,204	21,607	21,234	1.9
Ruby Bidco Holdings Limited	(6)	(16)	(21)	First Lien - Delayed Draw Term Loan	SONIA+500	8.8	9/15/2032	2,377	3,132	3,035	0.3
Solidcore Topco, LLC	(11)			First Lien - Term Loan	SOFR+575	9.8	11/4/2030	$25,979	25,584	25,555	2.3
Solidcore Topco, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+575	9.8	11/4/2030	3,320	3,292	3,266	0.3
Solidcore Topco, LLC	(11)			First Lien - Revolving Credit Facility	SOFR+575	9.8	11/4/2030	231	221	215	—
Solidcore Topco, LLC	(11)	(23)		First Lien - Delayed Draw Term Loan	SOFR+575	9.8	11/4/2030	—	(20)	(31)	—
Urban Gym Group B.V.	(6)	(17)	(21)	First Lien - Term Loan	EURIBOR+675	9.8	10/28/2031	€6,410	7,341	7,136	0.6
Urban Gym Group B.V.	(6)	(15)	(21)	First Lien - Delayed Draw Term Loan	EURIBOR+675	9.4	10/28/2031	6,238	7,131	6,886	0.6
Xponential Fitness LLC	(6)	(11)		First Lien - Term Loan	SOFR+675	10.8	12/9/2030	$43,104	42,550	41,845	3.7
Xponential Fitness LLC	(6)	(11)		First Lien - Revolving Credit Facility	SOFR+675	10.8	12/9/2030	827	801	767	0.1
									201,656	197,719	17.6
Energy
Eagle Ford Development Finance, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+600	10.1	12/19/2029	$22,091	$21,892	$22,272	2.0
Halcon Holdings, LLC	(11)			First Lien - Term Loan	SOFR+665	10.7	12/31/2029	10,833	10,610	10,683	0.9
HighPeak Energy, Inc.	(6)	(11)		First Lien - Term Loan	SOFR+765	11.7	9/29/2028	48,750	48,668	48,750	4.3
JONAH ENERGY SOUTH TEXAS MERGECO LLC	(11)			First Lien - Term Loan	SOFR+600	10.1	3/29/2030	51,678	51,218	51,245	4.5
MidCon Development Finance, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+600	10.1	9/28/2029	34,999	34,657	34,849	3.1
Phoenix Operating, LLC	(11)			First Lien - Term Loan	SOFR+710	11.2	10/27/2028	33,048	32,584	33,048	2.9
Phoenix Operating, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+710	11.2	10/27/2028	19,507	19,477	19,507	1.7
Roxo Energy Partners IV, LLC	(11)			First Lien - Term Loan	SOFR+815	12.2	10/29/2027	12,625	12,503	12,450	1.1
VRS Buyer, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+350	7.6	10/12/2032	8,445	8,463	8,382	0.7
VRS Buyer, Inc.	(7)	(11)	(23)	First Lien - Delayed Draw Term Loan	SOFR+350	7.6	10/12/2032	—	(7)	(4)	—
									240,065	241,182	21.2
Equity Real Estate Investment Trusts (REITs)
North America Data Center Acquisition LLC	(13)			First Lien - Term Loan	SOFR+500	8.9	5/8/2030	$12,681	$12,607	$12,661	1.1
									12,607	12,661	1.1
Financial Services
Apex Group Treasury LLC	(7)	(11)		First Lien - Term Loan	SOFR+350	7.6	2/27/2032	$24,687	$24,621	$23,807	2.1
Aretec Group, Inc. (fka RCS Capital Corporation)	(7)	(10)		First Lien - Term Loan	SOFR+300	6.9	8/9/2030	5,948	5,950	5,895	0.5
Chicago US Midco III, LP	(7)	(10)		First Lien - Term Loan	SOFR+250	6.4	11/1/2032	4,341	4,336	4,302	0.4
Chicago US Midco III, LP	(7)	(11)	(23)	First Lien - Delayed Draw Term Loan	SOFR+250	6.6	11/1/2032	—	(1)	(6)	—
Daintree Bidco Pty Ltd	(6)		(11)	First Lien - Term Loan	SOFR+450	8.6	4/11/2033	9,000	8,870	9,000	0.8
Edelman Financial Engines Center, LLC, The	(7)	(10)		First Lien - Term Loan	SOFR+400	7.9	12/1/2031	9,000	8,986	8,987	0.8
First Eagle Holdings, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+350	7.6	8/16/2032	10,173	10,041	10,203	0.9
First Eagle Holdings, Inc.	(7)	(11)	(23)	First Lien - Delayed Draw Term Loan	SOFR+350	7.6	8/16/2032	—	—	5	—
OneDigital Borrower LLC	(7)	(10)		First Lien - Term Loan	SOFR+300	6.9	7/2/2031	4,621	4,621	4,559	0.4
Osaic Holdings, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+250	6.6	7/30/2032	8,955	8,937	8,862	0.8
									76,361	75,614	6.7
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(10)			First Lien - Term Loan	SOFR+685	10.8	1/31/2030	$5,061	$4,927	$4,936	0.4
Badger Finance, LLC	(11)			First Lien - Term Loan	SOFR+650	10.6	11/29/2029	14,344	13,854	14,169	1.2
BCPE North Star US Holdco 2, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+425	8.3	10/28/2033	4,184	4,121	4,140	0.4
Sweet Oak Parent LLC	(11)			First Lien - Term Loan	SOFR+575	9.8	8/5/2030	15,449	15,307	15,305	1.3
									38,209	38,550	3.3
Health Care Equipment & Services
CD&R Reign Topco, Inc.	(11)			First Lien - Term Loan	SOFR+525	9.3	11/1/2030	$68,463	$67,190	$67,508	5.9
CD&R Reign Topco, Inc.	(11)			First Lien - Delayed Draw Term Loan	SOFR+525	9.3	11/1/2030	9,721	9,548	9,585	0.8
Golden State Buyer, Inc.	(10)			First Lien - Term Loan	SOFR+525	9.2	4/2/2031	65,350	63,990	64,257	5.7
Golden State Buyer, Inc.	(10)	(23)		First Lien - Revolving Credit Facility	SOFR+525	9.2	4/2/2031	—	(105)	(86)	—
GoodRx, Inc.	(6)	(7)	(10)	First Lien - Term Loan	SOFR+375	7.7	7/10/2029	4,987	4,961	4,933	0.4
GT Independence Buyer, Inc.	(11)			First Lien - Term Loan	SOFR+500	9.1	11/18/2031	61,761	61,227	61,249	5.4

Company	Notes			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
GT Independence Buyer, Inc.	(11)	(23)		First Lien - Revolving Credit Facility	SOFR+500	9.1	11/18/2031	—	(64)	(61)	—
GT Independence Buyer, Inc.	(11)	(23)		First Lien - Delayed Draw Term Loan	SOFR+500	9.1	11/18/2031	—	(35)	(68)	—
Haven Health Acquisition, LLC	(10)			First Lien - Term Loan	SOFR+625	10.2	3/31/2031	49,259	48,328	48,303	4.3
Haven Health Acquisition, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+625	10.3	3/31/2031	3,518	3,323	3,382	0.3
Haven Health Acquisition, LLC	(9)			Mezzanine Debt	17.00%	17.0	4/1/2032	1,434	1,434	1,434	0.1
Haven Health Acquisition, LLC	(11)	(23)		First Lien - Revolving Credit Facility	SOFR+675	10.8	3/31/2031	—	(96)	(103)	—
LSCS Holdings, Inc.	(11)			First Lien - Term Loan	SOFR+450	8.6	3/4/2032	3,554	3,545	3,522	0.3
Meridian Executive Group, LLC	(10)			First Lien - Term Loan	SOFR+550	9.4	6/5/2031	19,648	19,295	19,282	1.7
Meridian Executive Group, LLC	(10)	(23)		First Lien - Revolving Credit Facility	SOFR+550	9.4	6/5/2031	—	(21)	(42)	—
Meridian Executive Group, LLC	(10)	(23)		First Lien - Delayed Draw Term Loan	SOFR+550	9.4	6/5/2031	—	(29)	(56)	—
MJH HEALTHCARE HOLDINGS, LLC	(7)	(10)		First Lien - Term Loan	SOFR+275	6.7	1/29/2029	4,386	4,392	4,161	0.4
OMERS Relief Acquisition, LLC	(7)	(10)		First Lien - Term Loan	SOFR+461	8.5	7/3/2028	4,504	4,496	4,455	0.4
									291,379	291,655	25.7
Household & Personal Products
Arkas Bidco Limited	(6)	(11)		First Lien - Term Loan	SOFR+575	9.8	11/18/2032	$24,813	$24,372	$24,691	2.2
INW Manufacturing, LLC	(11)			First Lien - Term Loan	SOFR+575	9.8	1/23/2031	27,008	26,595	26,794	2.4
									50,967	51,485	4.6
Insurance
Acrisure, LLC	(7)	(10)		First Lien - Term Loan	SOFR+325	7.2	6/21/2032	$4,938	$4,957	$3,802	0.3
Acrisure, LLC	(7)	(10)		First Lien - Term Loan	SOFR+300	6.9	11/6/2030	3,885	3,895	3,118	0.3
Alera Group, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+275	6.7	5/30/2032	8,888	8,944	8,650	0.8
Asurion, LLC	(7)	(11)		First Lien - Term Loan	SOFR+410	8.2	8/19/2028	11,699	11,713	11,673	1.0
Trucordia Insurance Holdings, LLC	(11)			First Lien - Term Loan	SOFR+325	7.3	6/17/2032	5,625	5,664	5,196	0.5
									35,173	32,439	2.9
Materials
Alltech, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+436	8.3	8/13/2030	$8,955	$8,939	$8,971	0.8
Cadence Intermediate II LLC and POC Holdco, LLC	(11)			First Lien - Term Loan	SOFR+690	11.0	10/1/2028	12,321	12,216	12,264	1.1
Cadence Intermediate II LLC and POC Holdco, LLC	(11)	(23)		First Lien - Revolving Credit Facility	SOFR+690	11.0	10/1/2028	—	(10)	(7)	—
Cadence Intermediate II LLC and POC Holdco, LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+690	11.0	10/1/2028	2,033	1,985	1,964	0.2
G-3 Chickadee Purchaser, LLC	(11)			First Lien - Term Loan	SOFR+575	9.8	10/31/2031	49,063	48,009	48,022	4.2
Iris Holding, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+485	8.9	6/28/2028	8,963	8,609	8,464	0.7
Shrieve Chemical Company, LLC	(10)			First Lien - Term Loan	SOFR+600	9.9	10/30/2030	12,896	12,778	12,762	1.1
Shrieve Chemical Company, LLC	(10)			First Lien - Revolving Credit Facility	SOFR+600	9.9	10/30/2030	168	162	164	—
									92,688	92,604	8.1
Media & Entertainment
Discovery Global Holdings, Inc.	(6)	(7)	(10)	First Lien - Term Loan	SOFR+250	6.4	6/3/2033	$8,827	$8,832	$8,818	0.8
									8,832	8,818	0.8
Pharmaceuticals, Biotechnology & Life Sciences
CB Biotechnology, LLC	(10)			First Lien - Term Loan	SOFR+635	10.3	3/21/2030	$41,791	$41,456	$41,861	3.7
									41,456	41,861	3.7
Real Estate Management & Development
Real REMAX Group, Inc.	(6)	(10)		First Lien - Term Loan	SOFR+550	9.4	8/24/2031	$11,932	$11,698	$11,719	1.0
									11,698	11,719	1.0
Software & Services
Cendyn Group, LLC	(11)			First Lien - Term Loan	SOFR+550	9.6	6/23/2031	15,410	15,144	15,022	1.3
Cendyn Group, LLC	(11)			First Lien - Revolving Credit Facility	SOFR+550	9.6	6/23/2031	1,903	1,871	1,855	0.2
GS AcquisitionCo, Inc.	(11)			First Lien - Term Loan	SOFR+525	9.3	5/25/2028	8,153	8,153	7,419	0.7
GS AcquisitionCo, Inc.	(11)			First Lien - Revolving Credit Facility	SOFR+525	9.3	5/25/2028	61	61	55	—
GS AcquisitionCo, Inc.	(11)	(23)		First Lien - Delayed Draw Term Loan	SOFR+525	9.3	5/25/2028	—	(10)	(653)	(0.1)
Kaseya Inc.	(7)	(11)		First Lien - Term Loan	SOFR+325	7.3	3/22/2032	5,386	5,421	4,475	0.4
KnowBe4, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+375	7.8	7/23/2032	5,948	5,937	4,163	0.4
LeadVenture Inc.	(11)			First Lien - Term Loan	SOFR+500	9.1	6/23/2032	10,645	10,505	10,447	0.9
LeadVenture Inc.	(11)			First Lien - Delayed Draw Term Loan	SOFR+500	9.1	6/23/2032	987	975	950	0.1
LeadVenture Inc.	(11)			First Lien - Revolving Credit Facility	SOFR+500	9.1	6/23/2032	238	226	219	—
MRI Software LLC	(11)			First Lien - Term Loan	SOFR+475	8.8	2/10/2028	6,858	6,869	6,584	0.6
MRI Software LLC	(11)			First Lien - Delayed Draw Term Loan	SOFR+475	8.8	2/10/2028	238	238	225	—
MRI Software LLC	(11)			First Lien - Revolving Credit Facility	SOFR+475	8.8	2/10/2028	11	11	8	—
Olo Parent, Inc.	(11)			First Lien - Term Loan	SOFR+450	8.6	9/13/2032	29,522	29,408	28,883	2.5
Olo Parent, Inc.	(11)	(23)		First Lien - Revolving Credit Facility	SOFR+450	8.6	9/13/2032	—	(12)	(59)	—
SonicWall US Holdings Inc.	(7)	(11)		First Lien - Term Loan	SOFR+500	9.1	4/26/2030	23,887	9,316	8,380	0.7
SonicWall US Holdings Inc.	(11)			First Lien - Term Loan	SOFR+750	11.6	4/26/2030	7,970	6,367	7,791	0.7
SonicWall US Holdings Inc.	(11)			First Lien - Term Loan	SOFR+550	9.6	4/26/2030	13,992	5,457	5,322	0.5
									105,937	101,086	8.9

Company	Notes				Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Technology Hardware & Equipment
Source Code Holdings, LLC (Concord IITS Buyer, Inc.)	(10)				First Lien - Term Loan	SOFR+650	10.4	9/18/2031		$20,283	$19,879	$19,877	1.8
Source Code Holdings, LLC (Concord IITS Buyer, Inc.)	(10)	(23)			First Lien - Delayed Draw Term Loan	SOFR+650	10.4	9/18/2031		$—	$(47)	$(47)	—
											19,832	19,830	1.8
Telecommunication Services
GTT Communications, Inc.	(10)				First Lien - Term Loan	SOFR+600	9.9	4/15/2031		$7,343	$7,222	$7,226	0.6
Kore Wireless Group, Inc.	(11)	(23)			First Lien - Revolving Credit Facility	SOFR+550	9.6	7/21/2032		—	(43)	(33)	—
Kore Wireless Group, Inc.	(11)				First Lien - Term Loan	SOFR+550	9.6	7/21/2032		24,280	23,760	23,890	2.1
Zacapa S.a r.l.	(6)	(7)	(11)		First Lien - Term Loan	SOFR+375	7.8	3/22/2029		8,166	8,137	8,158	0.7
											39,076	39,241	3.4
Transportation
Jupiter Refuel Canada Buyer, Inc.	(6)	(14)	(21)		First Lien - Term Loan	CORRA+525	7.7	6/30/2031	C$	31,472	$22,818	$22,118	1.9
Jupiter Refuel Canada Buyer, Inc.	(6)	(14)	(21)		First Lien - Revolving Credit Facility	CORRA+525	7.7	6/30/2031		1,536	1,068	1,079	0.1
Jupiter Refuel Canada Buyer, Inc.	(6)	(14)	(21)	(23)	First Lien - Delayed Draw Term Loan	CORRA+525	7.7	6/30/2031		—	(31)	1	—
Jupiter Refuel US Buyer, Inc.	(6)	(11)			First Lien - Term Loan	SOFR+525	9.3	6/30/2031		$2,565	2,533	2,565	0.2
Jupiter Refuel US Buyer, Inc.	(6)	(11)			First Lien - Revolving Credit Facility	SOFR+525	9.3	6/30/2031		307	307	307	—
Jupiter Refuel US Buyer, Inc.	(6)	(11)	(23)		First Lien - Delayed Draw Term Loan	SOFR+525	9.3	6/30/2031		—	(3)	—	—
Supply Bidco Limited (Torque Holdings Ltd.)	(6)	(16)	(21)	(23)	First Lien - Delayed Draw Term Loan	SONIA+650	10.3	9/26/2033		—	(79)	(157)	—
Supply Bidco Limited (Torque Holdings Ltd.)	(6)	(18)	(21)		First Lien - Term Loan	SONIA+650	10.3	9/26/2033		12,545	16,588	16,303	1.4
											43,201	42,216	3.6
Utilities
Birdsboro Power LLC	(11)				First Lien - Term Loan	SOFR+375	7.8	7/15/2033		$2,252	$2,241	$2,252	0.2
CLEARLIGHT ENERGY HOLDINGS, L.P.	(7)	(11)			First Lien - Term Loan	SOFR+275	6.8	9/17/2033		$5,000	4,981	4,969	0.4
Lackawanna Energy Center LLC	(7)	(10)			First Lien - Term Loan	SOFR+275	6.7	8/5/2032		$8,311	8,298	8,348	0.7
											15,520	15,569	1.3
Total non-controlled, non-affiliated debt investments											1,990,868	1,982,336	174.6
Equity investments
Consumer Services
Riser Fitness, LLC	(22)				Warrants	N/A	N/A	N/A		285,592	$286	$620	0.1
											286	620	0.1
Financial Services
DigitalBridge Group, Inc.	(6)	(24)			Series J Preferred Shares	N/A	N/A	N/A		162,065	$4,204	$3,038	0.3
DigitalBridge Group, Inc.	(6)	(24)			Series I Preferred Shares	N/A	N/A	N/A		199,597	3,402	2,509	0.2
DigitalBridge Group, Inc.	(6)	(24)			Series H Preferred Shares	N/A	N/A	N/A		117,820	2,445	1,777	0.2
Ripple Labs Inc.	(22)				Class A Common Units	N/A	N/A	N/A		58,734	14,684	17,183	1.5
											24,735	24,507	2.2
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(22)				Warrants	N/A	N/A	N/A		2,296	$264	$384	—
											264	384	—
Health Care Equipment & Services
HHM Holdco, LLC	(22)				Common Units	N/A	N/A	N/A		354,060	$354	$342	—
											354	342	—
Household & Personal Products
Arkas Topco Limited	(6)	(22)			Preferred Shares	N/A	N/A	N/A		498,852	$499	$480	—
Arkas Topco Limited	(6)	(22)			Ordinary Shares	N/A	N/A	N/A		1,148	1	92	—
											500	572	—
Total non-controlled, non-affiliated equity investments											26,139	26,425	2.3
Total non-controlled, non-affiliated investments											$2,017,007	$2,008,761	176.9
Controlled, affiliated investments
Debt investments
Consumer Services
Ducky's Opco, LLC	(11)				First Lien - Term Loan	SOFR+500	9.1	1/9/2031		$4,185	$4,148	$4,121	0.4
											4,148	4,121	0.4
Total controlled, affiliated debt investments											4,148	4,121	0.4
Equity investments
Consumer Services
Ducky's Holdco, LLC	(22)				Class A Units	N/A	N/A	N/A		5,857	$5,932	$6,811	0.6
											5,932	6,811	0.6
Total controlled, affiliated equity investments											$5,932	$6,811	0.6
Total controlled, affiliated investments											$10,080	$10,932	1.0
Total investments											$2,027,087	$2,019,693	177.9

Company	Notes		Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)		Fair Value (4,5)	% of Net Assets

Cash Equivalents
BlackRock Liquidity Funds Treasury Trust	(20)	(24)		N/A	3.8	N/A		23,001		$23,001	$23,001	2.0
Goldman Sachs USD Treasury Liquid Reserves Fund	(20)	(24)		N/A	3.7	N/A		646		646	646	0.1
Total cash equivalents										$23,647	$23,647	2.1
Total investments and cash equivalents										$2,050,734	$2,043,340	180.0

Derivative Instrument						Settlement Date	Notional amount to be purchased		Notional amount to be sold		Fair Value	% of Net Assets
Foreign currency forward contract	(6)					11/16/2026	C$	11,426		$8,456	$(407)	(0.0)
Foreign currency forward contract	(6)					12/29/2026		$23,626	C$	33,226	171	0.0
Foreign currency forward contract	(6)					12/29/2026		$565	C$	797	3	—
Foreign currency forward contract	(6)					10/27/2026		$524		€443	22	—
Foreign currency forward contract	(6)					10/27/2026		$8,445		€7,134	355	0
Foreign currency forward contract	(6)					10/27/2026		$6		€5	—	—
Foreign currency forward contract	(6)					10/27/2026		$522		€447	15	—
Foreign currency forward contract	(6)					10/27/2026		$2,008		€1,763	9	—
Foreign currency forward contract	(6)					10/27/2026		$600		€523	7	—
Foreign currency forward contract	(6)					10/27/2026		$1,218		€1,056	21	—
Foreign currency forward contract	(6)					10/27/2026		$1,841		€1,584	45	—
Foreign currency forward contract	(6)					11/16/2026		€14,779		$17,539	(764)	(0.1)
Foreign currency forward contract	(6)					11/16/2026		€1,861		$2,123	(11)	—
Foreign currency forward contract	(6)					11/16/2026		€1,022		$1,181	(22)	—
Foreign currency forward contract	(6)					11/16/2026		€1,533		$1,785	(45)	—
Foreign currency forward contract	(6)					2/3/2027		$27,279		€23,868	102	0.0
Foreign currency forward contract	(6)					11/16/2026		£7,912		$10,759	(263)	(0.0)
Foreign currency forward contract	(6)					11/16/2026		£13,057		$17,690	(369)	(0.0)
Foreign currency forward contract	(6)					3/1/2027		$17,430		£12,892	317	0.0
Foreign currency forward contract	(6)					3/11/2027		$25,746		£19,095	400	0.0
Total foreign currency forward contracts											$(414)	(0.0)

(1)
For each loan, the Company has indicated the reference rate used and provided the spread in effect as of September 30, 2026.
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
(6)
Considered non-qualifying asset under Section 55(a) of the 1940 Act. As of September 30, 2026, non-qualifying assets totaled 13.6% of the Company's total assets.
(7)
Investment is valued using observable inputs and considered a Level 2 investment.
(8)
Investment earned part of investment income as paid-in-kind interest income. Interest rate includes 1.00% of PIK.
(9)
Investment earned part of investment income as paid-in-kind interest income. Interest rate includes 5.00% of PIK.
(10)
The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2026 was 3.91%.
(11)
The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2026 was 4.08%.
(12)
The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2026 was 4.27%.
(13)
The interest rate on these loans is subject to daily SOFR, which as of September 30, 2026 was 3.90%.
(14)
The interest rate on these loans is subject to 3 month CORRA, which as of September 30, 2026 was 2.43%.
(15)
The interest rate on these loans is subject to 3 month EURIBOR, which as of September 30, 2026 was 2.62%.
(16)
The interest rate on these loans is subject to 3 month SONIA, which as of September 30, 2026 was 3.75%.
(17)
The interest rate on these loans is subject to 6 months EURIBOR, which as of September 30, 2026 was 3.07%.
(18)
The interest rate on these loans is subject to 6 months SONIA, which as of September 30, 2026 was 3.77%.
(19)
The interest rate on these loans is subject to 1 month EURIBOR, which as of September 30, 2026 was 2.50%.
(20)
The rate shown is the seven-day yield as of September 30, 2026.
(21)
Please see below table detailing fair market value and amortized cost for non-USD denominated investments in local currencies.

Issuer	Investment Type	Currency	Cost	FMV
Albion Fortress Intermediate Holdings LLC	First Lien - Term Loan	EUR	22,854	23,357
Jupiter Refuel Canada Buyer, Inc.	First Lien - Term Loan	CAD	31,201	31,477
Jupiter Refuel Canada Buyer, Inc.	First Lien - Revolving Credit Facility	CAD	1,485	1,536
Jupiter Refuel Canada Buyer, Inc.	First Lien - Delayed Draw Term Loan	CAD	(42)	1
Ruby Bidco Holdings Limited	First Lien - Term Loan	GBP	16,011	16,016
Ruby Bidco Holdings Limited	First Lien - Delayed Draw Term Loan	GBP	2,338	2,289
Supply Bidco Limited (Torque Holdings Ltd.)	First Lien - Delayed Draw Term Loan	GBP	(58)	(118)

Supply Bidco Limited (Torque Holdings Ltd.)	First Lien - Term Loan	GBP	12,298	12,296
Urban Gym Group B.V.	First Lien - Term Loan	EUR	6,300	6,301
Urban Gym Group B.V.	First Lien - Delayed Draw Term Loan	EUR	6,163	6,080

(22)
These investments qualify as restricted investments under Reg S-X 210.12-12 due to contractual limitations on trading and transfers. See additional information regarding these securities below:

Issuer	Acquisition Date
Ripple Labs Inc.	11/6/2025
Ducky's Holdco, LLC	1/9/2026
Arkas Topco Limited	11/19/2025
HHM Holdco, LLC	3/31/2026
Riser Fitness, LLC	3/14/2025, 9/8/2025, 6/22/2026
Amy's Kitchen, LLC	6/30/2025

(23)
All of these debt investments are not pledged as collateral under any of the Company's credit facilities (see Note 6. Debt). For all other debt investments, which are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(24)
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
Investments
Non-controlled, non-affiliated investments
Debt investments
Automobiles & Components
Champions Financing Inc.	(7)	(10)			First Lien - Term Loan	SOFR+475	8.4	2/23/2029	$11,442	$10,927	$10,825	1.3
										10,927	10,825	1.3
Capital Goods
A-AG US GSI Bidco, Inc.	(10)				First Lien - Term Loan	SOFR+500	8.7	10/31/2031	$2,695	$2,647	$2,697	0.3
Albion Fortress Intermediate Holdings LLC	(6)	(14)	(18)		First Lien - Term Loan	EURIBOR+575	7.8	7/31/2031	€23,534	$26,209	$27,173	3.2
Blue Raven Solutions, LLC	(9)				First Lien - Term Loan	SOFR+826	12.0	12/21/2026	$17,398	17,548	17,398	2.0
Crown Subsea Communications Holding, Inc.	(7)	(9)			First Lien - Term Loan	SOFR+350	7.2	1/30/2031	5,000	5,041	5,033	0.6
Echo Transaction Company, LLC	(10)				First Lien - Term Loan	SOFR+550	9.2	5/30/2031	12,792	12,559	12,553	1.5
Merlin Buyer Inc.	(7)	(10)			First Lien - Term Loan	SOFR+400	7.7	12/14/2028	24,935	24,892	25,146	2.9
Steele Solutions, Inc.	(10)				First Lien - Term Loan	SOFR+575	9.4	3/18/2030	24,552	24,338	24,333	2.8
Steele Solutions, Inc.	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+575	9.4	3/18/2030	—	(30)	(31)	—
Superior Intermediate LLC	(9)				First Lien - Term Loan	SOFR+550	9.2	12/18/2029	9,357	9,194	9,197	1.1
Superior Intermediate LLC	(9)	(20)			First Lien - Revolving Credit Facility	SOFR+550	9.2	12/18/2029	—	(24)	(25)	—
Superior Intermediate LLC	(9)	(20)			First Lien - Delayed Draw Term Loan	SOFR+550	9.2	12/18/2029	—	(61)	(62)	(0.0)
										122,313	123,412	14.4
Commercial & Professional Services
Access CIG, LLC	(7)	(9)			First Lien - Term Loan	SOFR+400	7.7	8/19/2030	$2,571	$2,589	$2,474	0.3
AMCP Clean Acquisition Company, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+425	7.9	6/15/2030	9,000	9,000	8,865	1.0
EagleView Technology Corporation	(7)	(8)	(10)		First Lien - Term Loan	SOFR+650	10.2	8/14/2028	48,394	47,422	46,488	5.4
EXEMPLIS LLC	(9)	(20)			First Lien - Term Loan	SOFR+525	8.9	12/22/2032	57,918	57,049	57,049	6.6
EXEMPLIS LLC	(9)	(20)			First Lien - Revolving Credit Facility	SOFR+525	8.9	12/23/2030	—	(204)	(204)	(0.0)
Vomela Purchaser LLC and Vomela Canada Inc.	(9)				First Lien - Term Loan	SOFR+525	8.9	12/31/2029	60,662	59,565	59,903	7.0
Vomela Purchaser LLC and Vomela Canada Inc.	(9)				First Lien - Delayed Draw Term Loan	SOFR+525	8.9	12/31/2029	3,200	3,161	3,160	0.4
Vomela Purchaser LLC and Vomela Canada Inc.	(9)				First Lien - Revolving Credit Facility	SOFR+525	8.9	12/31/2029	1,360	1,328	1,327	0.2
Vomela Purchaser LLC and Vomela Canada Inc.	(9)	(20)			First Lien - Delayed Draw Term Loan	SOFR+525	8.9	12/31/2029	—	(61)	(78)	(0.0)
										179,849	178,984	20.8
Consumer Durables & Apparel
FBL Holding, LLC	(10)				First Lien - Term Loan	SOFR+750	11.2	10/31/2030	$50,672	$50,059	$49,684	5.8
FBL Holding, LLC	(10)	(20)			First Lien - Delayed Draw Term Loan	SOFR+750	11.2	10/30/2030	—	—	(40)	—
Olibre Borrower LLC	(10)				First Lien - Term Loan	SOFR+575	9.4	1/3/2030	14,850	14,525	14,516	1.7
Step2 Discovery, LLC (Backyard Leisure Intermediate Parent, LLC)	(10)				First Lien - Term Loan	SOFR+600	9.7	12/23/2030	54,186	53,242	53,238	6.2
										117,826	117,398	13.7
Consumer Services
BB PEP Bidco, LLC	(11)				First Lien - Term Loan	SOFR+675	10.3	1/13/2030	$11,697	$11,451	$11,495	1.3
BB PEP Bidco, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+675	10.4	1/13/2030	2,138	2,093	2,101	0.2
BB PEP Bidco, LLC	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+675	10.4	1/13/2030	—	(23)	(19)	—
CV Borrower, LLC	(10)				First Lien - Term Loan	SOFR+550	9.2	8/30/2030	6,034	5,966	5,968	0.7
Grand Circle Corporation, Grand Circle LLC and The Grand Circle River Cruise Lines LLC	(9)				First Lien - Term Loan	SOFR+536	9.1	9/19/2030	63,820	63,351	63,447	7.4
Riser Fitness, LLC	(9)				First Lien - Delayed Draw Term Loan	SOFR+685	10.5	3/14/2030	4,710	4,440	4,475	0.5
Riser Fitness, LLC	(9)	(20)			First Lien - Revolving Credit Facility	SOFR+685	10.5	3/14/2030	—	(12)	(9)	—
Ruby Bidco Holdings Limited	(6)	(15)	(18)		First Lien - Term Loan	SONIA+500	9.0	9/15/2032	£16,204	$21,561	$21,487	2.5
Ruby Bidco Holdings Limited	(6)	(15)	(18)	(20)	First Lien - Delayed Draw Term Loan	SONIA+500	9.0	9/15/2032	—	(73)	(166)	(0.0)
Solidcore Topco, LLC	(10)				First Lien - Term Loan	SOFR+575	9.4	11/4/2030	$21,482	21,134	21,072	2.5
Solidcore Topco, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+575	9.4	11/4/2030	3,345	3,313	3,281	0.4
Solidcore Topco, LLC	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+575	9.4	11/4/2030	—	(12)	(18)	—
Solidcore Topco, LLC	(10)	(20)			First Lien - Delayed Draw Term Loan	SOFR+575	9.4	11/4/2030	—	(24)	(37)	—
Urban Gym Group B.V.	(6)	(14)	(18)		First Lien - Term Loan	EURIBOR+675	8.8	10/28/2031	€6,410	$7,325	$7,387	0.9
Urban Gym Group B.V.	(6)	(14)	(18)		First Lien - Delayed Draw Term Loan	EURIBOR+675	8.8	10/28/2031	427	474	454	0.1
Xponential Fitness LLC	(6)	(10)			First Lien - Term Loan	SOFR+675	10.4	12/9/2030	$43,429	42,789	42,832	5.0
Xponential Fitness LLC	(6)	(10)	(20)		First Lien - Revolving Credit Facility	SOFR+675	10.4	12/9/2030	—	(31)	(28)	—
										183,722	183,722	21.4
Energy
Halcon Holdings, LLC	(10)				First Lien - Term Loan	SOFR+790	11.6	12/26/2028	$13,875	$13,549	$13,460	1.6
HighPeak Energy, Inc.	(6)	(10)			First Lien - Term Loan	SOFR+765	11.3	9/29/2028	47,928	47,838	47,452	5.5
MidCon Development Finance, LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+600	9.7	9/28/2029	11,661	11,430	11,384	1.3

Company	Note			Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)	Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
Phoenix Operating, LLC	(10)			First Lien - Term Loan	SOFR+710	10.8	10/27/2028	33,048	32,491	33,014	3.8
Phoenix Operating, LLC	(10)			First Lien - Delayed Draw Term Loan	SOFR+710	10.8	10/27/2028	19,507	19,471	19,487	2.3
Roxo Energy Partners IV, LLC	(10)			First Lien - Term Loan	SOFR+815	11.8	10/29/2027	12,957	12,752	12,695	1.5
									137,531	137,492	16.0
Equity Real Estate Investment Trusts (REITs)
North America Data Center Acquisition LLC	(12)			First Lien - Term Loan	SOFR+500	8.9	5/8/2030	$12,681	$12,596	$12,632	1.5
									12,596	12,632	1.5
Financial Services
Osaic Holdings, Inc.	(7)	(11)		First Lien - Term Loan	SOFR+300	6.6	7/30/2032	$9,000	$8,979	$9,032	1.1
Apex Group Treasury LLC	(7)	(10)		First Lien - Term Loan	SOFR+350	7.2	2/27/2032	24,875	24,804	23,343	2.7
Aretec Group, Inc. (fka RCS Capital Corporation)	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	8/9/2030	4,987	4,998	5,003	0.6
Daintree Bidco Pty Ltd	(6)	(16)	(20)	First Lien - Term Loan			11/25/2032	9,000	8,865	8,933	1.0
DS Admiral Bidco, LLC	(10)	(20)		First Lien - Term Loan	SOFR+425	7.9	6/26/2031	7,979	7,919	7,819	0.9
Edelman Financial Engines Center, LLC, The	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	4/7/2028	5,970	5,989	5,995	0.7
First Eagle Holdings, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+350	7.2	8/16/2032	10,250	10,102	10,228	1.2
First Eagle Holdings, Inc.	(7)	(10)	(20)	First Lien - Delayed Draw Term Loan	SOFR+350	7.2	8/16/2032	—	—	(4)	—
Global Holdings Interco Parent LLC	(9)			First Lien - Term Loan	SOFR+560	9.3	9/16/2027	1,590	1,590	1,589	0.2
OneDigital Borrower LLC	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	7/2/2031	4,656	4,656	4,662	0.5
									77,902	76,600	8.9
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(9)			First Lien - Term Loan	SOFR+685	10.5	1/31/2030	$5,099	$4,906	$4,889	0.6
Amy's Kitchen, LLC	(9)	(20)		First Lien - Delayed Draw Term Loan	SOFR+685	10.5	1/31/2030	—	(48)	(53)	(0.0)
Badger Finance, LLC	(9)			First Lien - Term Loan	SOFR+650	10.2	11/29/2029	14,625	14,016	14,543	1.7
									18,874	19,379	2.3
Health Care Equipment & Services
CD&R Reign Topco, Inc.	(9)			First Lien - Term Loan	SOFR+525	8.9	11/1/2030	$68,980	$67,495	$67,774	7.9
CD&R Reign Topco, Inc.	(9)	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	8.9	11/1/2030	—	(199)	(171)	(0.0)
GT Independence Buyer, Inc.	(10)			First Lien - Term Loan	SOFR+500	8.7	11/18/2031	62,071	61,455	61,606	7.2
GT Independence Buyer, Inc.	(10)			First Lien - Revolving Credit Facility	SOFR+500	8.7	11/18/2031	5,717	5,644	5,662	0.7
GT Independence Buyer, Inc.	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+500	8.7	11/18/2031	—	(40)	(61)	(0.0)
MJH HEALTHCARE HOLDINGS, LLC	(7)	(9)		First Lien - Term Loan	SOFR+275	6.4	1/29/2029	4,975	4,985	4,448	0.5
									139,340	139,258	16.2
Household & Personal Products
Arkas Bidco Limited	(6)	(10)		First Lien - Term Loan	SOFR+600	9.7	11/18/2032	$25,000	$24,504	$24,500	2.9
Sweet Oak Parent LLC	(10)			First Lien - Term Loan	SOFR+575	9.4	8/5/2030	18,354	18,148	18,152	2.1
									42,652	42,652	5.0
Insurance
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+300	6.7	11/6/2030	$16,915	$16,951	$16,883	2.0
Acrisure, LLC	(7)	(9)		First Lien - Term Loan	SOFR+325	6.9	6/20/2032	4,975	4,998	4,973	0.6
Alera Group, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+325	6.9	5/30/2032	17,955	18,081	18,031	2.1
Trucordia Insurance Holdings, LLC	(9)			First Lien - Term Loan	SOFR+325	6.9	6/17/2032	12,968	13,071	12,870	1.5
									53,101	52,757	6.1
Materials
Alltech, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+436	8.1	8/13/2030	$2,985	$3,000	$3,001	0.4
Closure Systems International Group Inc.	(7)	(9)	(20)	First Lien - Term Loan	SOFR+300	6.7	3/22/2029	8,977	8,955	8,991	1.1
Clydesdale Acquisition Holdings, Inc.	(7)	(9)		First Lien - Term Loan	SOFR+318	6.9	4/13/2029	20,000	20,020	20,003	2.3
G-3 Chickadee Purchaser, LLC	(10)			First Lien - Term Loan	SOFR+575	9.4	10/31/2031	50,000	48,779	48,781	5.7
Iris Holding, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+485	8.5	6/28/2028	7,690	7,574	7,445	0.9
Shrieve Chemical Company, LLC	(9)			First Lien - Term Loan	SOFR+600	9.7	10/30/2030	7,250	7,149	7,105	0.8
Shrieve Chemical Company, LLC	(9)			First Lien - Revolving Credit Facility	SOFR+600	9.7	10/30/2030	168	161	158	0.0
Trident TPI Holdings, Inc.	(7)	(10)		First Lien - Term Loan	SOFR+375	7.4	9/15/2028	9,950	9,854	9,539	1.1
									105,492	105,023	12.2
Pharmaceuticals, Biotechnology & Life Sciences
CB Biotechnology, LLC	(9)			First Lien - Term Loan	SOFR+660	10.3	3/21/2030	$44,992	$44,556	$44,473	5.2
									44,556	44,473	5.2
Real Estate Management & Development
CoreLogic, Inc. (fka First American Corporation, The)	(7)	(9)		First Lien - Term Loan	SOFR+361	7.3	6/2/2028	$8,977	$8,968	$8,973	1.0
									8,968	8,973	1.0
Software & Services
Asurion, LLC	(7)	(9)		First Lien - Term Loan	SOFR+410	7.8	8/19/2028	$11,969	$11,993	$11,977	1.4
Cendyn Group, LLC	(10)			First Lien - Term Loan	SOFR+550	9.2	6/23/2031	15,527	15,236	15,236	1.8
Cendyn Group, LLC	(10)			First Lien - Revolving Credit Facility	SOFR+550	9.2	6/23/2031	1,522	1,488	1,487	0.2

Company	Note				Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)	Fair Value (4,5)	% of Net Assets
GS AcquisitionCo, Inc.	(10)				First Lien - Term Loan	SOFR+525	8.9	5/25/2028		8,218	8,218	7,972	0.9
GS AcquisitionCo, Inc.	(10)				First Lien - Revolving Credit Facility	SOFR+525	8.9	5/25/2028		22	22	21	—
GS AcquisitionCo, Inc.	(10)	(20)			First Lien - Delayed Draw Term Loan	SOFR+525	8.9	5/25/2028		—	(14)	(218)	(0.0)
Kaseya Inc.	(7)	(9)			First Lien - Term Loan	SOFR+300	6.7	3/20/2032		22,470	22,617	22,473	2.6
KnowBe4 Inc.	(10)				First Lien - Term Loan	SOFR+375	7.4	7/23/2032		9,000	8,981	8,994	1.1
LeadVenture Inc.	(10)				First Lien - Term Loan	SOFR+525	8.9	6/23/2032		10,726	10,572	10,605	1.2
LeadVenture Inc.	(10)				First Lien - Delayed Draw Term Loan	SOFR+525	8.9	6/23/2032		674	660	651	0.1
LeadVenture Inc.	(10)				First Lien - Revolving Credit Facility	SOFR+525	8.9	6/23/2032		205	191	193	0.0
MRI Software LLC	(10)				First Lien - Term Loan	SOFR+475	8.4	2/10/2028		6,913	6,933	6,878	0.8
MRI Software LLC	(10)				First Lien - Delayed Draw Term Loan	SOFR+475	8.4	2/10/2028		40	39	38	—
MRI Software LLC	(10)				First Lien - Revolving Credit Facility	SOFR+475	8.4	2/10/2028		9	9	7	—
Olo Parent, Inc.	(10)				First Lien - Term Loan	SOFR+450	8.2	9/13/2032		29,522	29,390	29,522	3.4
Olo Parent, Inc.	(10)	(20)			First Lien - Revolving Credit Facility	SOFR+450	8.2	9/13/2032		—	(13)	—	—
SonicWall US Holdings Inc.	(7)	(10)			First Lien - Term Loan	SOFR+500	8.7	5/18/2028		24,010	23,838	15,336	1.8
SonicWall US Holdings Inc.	(10)				First Lien - Term Loan	SOFR+550	9.2	5/18/2028		14,063	13,823	10,547	1.2
											153,983	141,719	16.5
Technology Hardware & Equipment
Watchguard Technologies, Inc.	(7)	(9)			First Lien - Term Loan	SOFR+525	8.9	7/2/2029		$6,716	$6,721	$6,695	0.8
											6,721	6,695	0.8
Telecommunication Services
GTT Communications, Inc.	(9)				First Lien - Term Loan	SOFR+600	9.7	4/15/2031		$7,398	$7,261	$7,262	0.8
Intermedia Holdings, Inc.	(9)				First Lien - Term Loan	SOFR+525	8.9	4/4/2029		10,509	10,345	10,430	1.2
Zacapa S.a r.l.	(6)	(7)	(10)	(20)	First Lien - Term Loan	SOFR+375	7.4	3/22/2029		9,974	9,949	9,975	1.2
											27,555	27,667	3.2
Transportation
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)		First Lien - Term Loan	CORRA+525	7.5	6/30/2031	C$	31,710	$22,958	$22,981	2.7
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)		First Lien - Revolving Credit Facility	CORRA+525	7.5	6/30/2031		768	517	542	0.1
Jupiter Refuel Canada Buyer, Inc.	(6)	(13)	(18)	(20)	First Lien - Delayed Draw Term Loan	CORRA+525	7.5	6/30/2031		—	(35)	(27)	—
Jupiter Refuel US Buyer, Inc.	(6)	(10)			First Lien - Term Loan	SOFR+525	8.9	6/30/2031		$2,584	2,547	2,571	0.3
Jupiter Refuel US Buyer, Inc.	(6)	(10)	(20)		First Lien - Delayed Draw Term Loan	SOFR+525	8.9	6/30/2031		—	(4)	(3)	—
											25,983	26,064	3.0
Utilities
Lackawanna Energy Center LLC	(7)	(10)			First Lien - Term Loan	SOFR+300	6.7	8/5/2032		$8,838	$8,818	$8,885	1.0
											8,818	8,885	1.0
Total non-controlled, non-affiliated debt investments											$1,478,709	1,464,610	170.3
Equity investments
Consumer Services
Riser Fitness, LLC	(19)				Warrants	N/A	N/A	N/A		194,344	$194	$441	0.1
											194	441	0.1
Financial Services
Ripple Labs Inc.	(19)				Class A Common Units	N/A	N/A	N/A		60,000	$15,001	$14,925	1.7
											15,001	14,925	1.7
Food, Beverage & Tobacco
Amy's Kitchen, LLC	(19)				Warrants	N/A	N/A	N/A		2,296	$264	$258	0.0
											264	258	0.0
Household & Personal Products
Arkas Topco Limited	(6)	(19)			Preferred Shares	N/A	N/A	N/A		498,852	$499	$498	0.1
Arkas Topco Limited	(6)	(19)			Ordinary Shares	N/A	N/A	N/A		1,148	1	18	—
											500	516	0.1
Total non-controlled, non-affiliated equity investments											$15,959	16,140	1.9
Total non-controlled, non-affiliated investments											$1,494,668	1,480,750	172.2
Non-controlled, affiliated investments
Debt investments
Consumer Discretionary Distribution & Retail
FR Refuel, LLC	(9)				First Lien - Term Loan	SOFR+486	8.6	11/8/2028		$7,552	$7,524	$7,496	0.9
FR Refuel, LLC	(9)				First Lien - Delayed Draw Term Loan	SOFR+475	8.4	11/8/2028		622	622	610	0.1
											$8,146	8,106	0.9
Total non-controlled, affiliated debt investments											$8,146	8,106	0.9
Total non-controlled, affiliated investments											$8,146	8,106	0.9
Total investments											$1,502,814	1,488,856	173.1

Cash Equivalents

Company	Note	Investment	Reference Rate and Spread (1)	Interest Rate (%)	Maturity Date	Par/Shares (2)		Amortized Cost (3,5)		Fair Value (4,5)	% of Net Assets
BlackRock Liquidity Funds Treasury Trust	(17)		N/A	3.6	N/A		$86,795		$86,795	86,795	10.1
Goldman Sachs USD Treasury Liquid Reserves Fund	(17)		N/A	3.6	N/A		$205		205	205	0.0
Total cash equivalents									$87,000	87,000	10.1
Total investments and cash equivalents									$1,589,814	1,575,856	183.3

Derivative Instrument					Settlement Date	Notional amount to be purchased		Notional amount to be sold		Fair Value	% of Net Assets
Foreign currency forward contract	(6)				5/14/2026		£5,844		$7,729	$147	0.0
Foreign currency forward contract	(6)				5/14/2026	C$	11,426		$8,234	136	0.0
Foreign currency forward contract	(6)				5/14/2026		€14,779		$17,410	61	0.0
Foreign currency forward contract	(6)				3/11/2026		$22,441		£16,620	41	—
Foreign currency forward contract	(6)				2/2/2026		$28,050		€23,868	(37)	—
Foreign currency forward contract	(6)				4/27/2026		$8,172		€6,972	(64)	(0.0)
Foreign currency forward contract	(6)				6/29/2026		$24,298	C$	33,275	(117)	(0.0)
Total foreign currency forward contracts										$167	0.0

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

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company has elected to be treated, and the Company intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), effective August 1, 2025. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of September 30, 2026, non-qualifying assets totaled 13.6% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting ("ASC 280"), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets. The Company has an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is comprised of the Company’s Co-Chief Executive Officers and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations ("net income"). In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of distributions to the Company’s Shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the Consolidated Statement of Financial Condition as "Total Net Assets" and the significant segment expenses are listed on the Consolidated Statement of Operations as "Operating Expenses."

Restricted Cash, Restricted Foreign Currencies and Restricted Cash Equivalents

Restricted cash, restricted foreign currencies and restricted cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and restricted cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. See reconciliation under "Cash, Foreign Currencies and Cash Equivalents" for totals as of September 30, 2026.

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

The table below details cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies and restricted cash equivalents as of September 30, 2026.

($ in thousands)	Restricted cash, foreign currencies and cash equivalents	Cash, foreign currencies and cash equivalents	Total[2]
Cash	$5,317	$17,843	$23,160
Foreign currencies	1,202	22	1,224
Cash equivalents[1]	18,754	4,893	23,647
Total	$25,273	$22,758	$48,031
[1]Total cash equivalents agrees to amounts disclosed in the Consolidated Schedule of Investments.

[2]Total cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents agrees to amounts disclosed in the Consolidated Statement of Cash Flows.

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

[2]Total cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents agrees to amounts disclosed in the Consolidated Statement of Cash Flows.

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

Investments that are listed on a national securities exchange (including such investments when traded in the after-hours market) will be valued at their last sales price on the date of determination on the largest securities exchange (by trading volume in such investment) on which such investments will have traded on such date. If no such sales of such investments occurred on the date of determination, such investments will be valued at the midpoint between the "bid" and the "asked" price for long positions and at the "asked" price for short positions on the largest securities exchange (by trading volume in such investment) on which such investments are traded, on the date of determination. Investments that are not listed on an exchange but are traded over-the-counter will be valued at the representative "bid" quotations if held long and at representative "asked" quotations if held short, unless included in the NASDAQ National Market System, in which case they will be valued based upon their last sales prices (if such prices are available).

Investments that are not listed on an exchange and are not traded over-the-counter but for which external pricing or valuation sources are available will be valued in accordance with such external pricing or valuation sources; provided, however, that such valuations may be adjusted by the Adviser to account for recent trading activity or other information that may not have been reflected in pricing obtained from external sources. Privately negotiated derivative investments, such as interest rate swaps, credit default swaps and various basket indices typically shall be valued at the midpoint between the "bid" and "asked" prices by third-party pricing services and/or trading counterparties, or based on proprietary pricing models used by the Adviser or independent service providers.

The value of investments that are not listed on an exchange, are not traded over-the-counter and for which no third-party pricing sources are available (which may include trade claims, mortgage loans, corporate loans, consumer loans, leases, property, private securities and other receivables and assets), as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in good faith by our Adviser, who, following the BDC Election, was appointed as the Board’s Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), no less frequently than monthly. The determination of fair market value may be aided by one or more independent valuation agents selected by the Adviser no less frequently than quarterly (with certain de minimis exceptions), and such valuations shall reflect any credit risk associated with such investments where deemed appropriate. When the Adviser deems it necessary or advisable, investments may be valued based on proprietary pricing models developed by the Adviser or independent valuation agents. All assets and liabilities initially will be valued in the applicable local currency and then translated into U.S. dollars using the applicable exchange rate on the date of determination.

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

The Company has a policy for reviewing and assessing modifications to loan investments. If a modification meets certain criteria, the Company records it as a disposition of the existing loan, recognizing any resulting realized gain or loss, and as a purchase of a new loan.

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

Net realized and net change in unrealized gain/(loss) on forward foreign currency contracts are reflected in the Consolidated Statement of Operations. The below table details the Company's reconciliation of gross to net balances expressed in thousands as of September 30, 2026:

Counterparty	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts offset in the Consolidated Statement of Financial Condition	Net Amount of Asset/(Liabilities) Presented on the Consolidated Statement of Financial Condition	Cash Collateral (Received) /Pledged	Net Amount
Bank of Nova Scotia	$1,467	$(1,467)	$—	$—	$—
Bank of Nova Scotia	(1,881)	1,467	(414)	—	(414)
Total	$(414)	$—	$(414)	$—	$(414)

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

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands as of September 30, 2026:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia	C$	11,426		$8,456	11/16/2026	$(407)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$23,626	C$	33,226	12/29/2026	171	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$565	C$	797	12/29/2026	3	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$524		€443	10/27/2026	22	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$8,445		€7,134	10/27/2026	355	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$6		€5	10/27/2026	—	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$522		€447	10/27/2026	15	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$2,008		€1,763	10/27/2026	9	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$600		€523	10/27/2026	7	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$1,218		€1,056	10/27/2026	21	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$1,841		€1,584	10/27/2026	45	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,539	11/16/2026	(764)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€1,861		$2,123	11/16/2026	(11)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€1,022		$1,181	11/16/2026	(22)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€1,533		$1,785	11/16/2026	(45)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$27,279		€23,868	2/3/2027	102	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		£7,912		$10,759	11/16/2026	(263)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		£13,057		$17,690	11/16/2026	(369)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$17,430		£12,892	3/1/2027	317	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$25,746		£19,095	3/11/2027	400	Unrealized loss on forward foreign currency contracts
					Total	$(414)

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

The private warrants held by the Company and included in the Consolidated Schedule of Investments are classified as equity investments not as a derivative instrument. See further discussion in Note 2 - "Summary of Significant Accounting Policies" under the "Investments at Fair Value" section.

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

As of September 30, 2026 and December 31, 2025, the Company had no debt investments on non-accrual status.

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

Since inception, the Adviser has elected to pay certain organization costs under the Expense Support Agreement (as defined below). Expense support amounts fronted by the Adviser will be subject to recoupment under the terms of the Expense Support Agreement. See discussion in Note 3 - "Related Party Transactions and Agreements" for additional disclosure.

For the three and nine months ended September 30, 2026, the Company did not record any organization costs in the Consolidated Statement of Operations.

For the three and nine months ended September 30, 2025, the Company recorded $0.2 million and $2.8 million, respectively, of organization costs in the Consolidated Statement of Operations.

Offering costs include legal, accounting, third-party transfer agent, printing and other expenses associated with the preparation of a registration statement in connection with the Company’s initial offering of Shares and any subsequent offering of Shares. Offering costs are capitalized as deferred offering costs on the Consolidated Statement of Financial Condition and amortized to expense over a twelve-month period.

As of September 30, 2026 and December 31, 2025, the Company had capitalized $0.2 million and $0.7 million, respectively, of deferred offering costs within the Consolidated Statement of Financial Condition.

For the three and nine months ended September 30, 2026, the Company amortized $0.2 million and $0.8 million, respectively, of offering costs in the Consolidated Statement of Operations.

For the three and nine months ended September 30, 2025, the Company amortized $0.2 million of offering costs in the Consolidated Statement of Operations.

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

Foreign Currency Translation

Assets and liabilities that are denominated in foreign currencies were translated into U.S. dollars at the closing rates of exchange on September 30, 2026. Transactions during the period are translated at the rate of exchange prevailing on the date of the transaction. The Company includes that portion of the results of operations resulting from changes in foreign exchange rates on investments in net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations. All other foreign currency translation gain/(loss) is included in the net realized and net change in unrealized foreign currency translation gain/(loss) on the Consolidated Statement of Operations.

Income Taxes

For tax periods prior to the effective date of the Company's election to be treated as a RIC under Subchapter M of the Code (such election, the "RIC Election"), the Company was classified as a partnership for U.S. federal income tax purposes. As a partnership, the Company generally did not pay U.S. federal income taxes, but each of the Company’s investors was generally required to file U.S. income tax returns and pay income taxes on the income and gains allocated to it in respect of its interest in the Company (whether or not distributed).

The Company made a RIC Election when it filed its U.S. federal income tax return for the taxable year that began August 1, 2025 and ended December 31, 2025. As of the BDC Election, the Company has been treated as a RIC for U.S. federal income tax purposes. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes (at least annually) to its Shareholders as distributions. Rather, any U.S. federal income tax liability related to amounts distributed by the Company represents obligations of the Company’s Shareholders.

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

On December 14, 2023, the FASB issued Accounting Standards update ("ASU"), 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aimed to improve transparency of tax information for investors and enhance income tax disclosures. The update requires the Company to provide a breakdown of total income tax paid, net of refunds, by jurisdiction if the amount exceeds materiality. The amendments under this ASU were effective for fiscal year ends beginning after December 31, 2024 and hence the Company adopted this ASU for the year ending December 31, 2025. Substantially all income taxes paid during the period were related to U.S. federal tax liability requirements, and no jurisdictional breakdown was required.

As of September 30, 2026 and December 31, 2025, the tax cost and estimated gross unrealized appreciation (depreciation) from investments for federal income tax purposes are as follows:

	As of September 30,	As of December 31,
($ in thousands)	2026	2025
Tax cost	$2,027,977	$1,503,544
Gross unrealized appreciation	12,122	3,751
Gross unrealized depreciation	(20,643)	(18,489)
Net unrealized investment appreciation / (depreciation) on investments	$(8,521)	$(14,738)

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU provides an exception to the fair value guidance in Topic 820 for investment companies within the scope of Topic 946. It requires them to consider contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of the discount attributable to those restrictions. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. They are applied prospectively, and early adoption is permitted. The Company is currently evaluating the ASU and does not expect it to have a material impact on its consolidated financial statements.

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

During the three and nine months ended September 30, 2026, the Company recorded a management fee of $3.5 million and $9.8 million, respectively. During the nine months ended September 30, 2026, the Company recorded a management fee waiver of $1.0 million (representative of January 2026 activity, waived, pursuant to the Initial Fee Waiver) within the Consolidated Statement of Operations.

As of September 30, 2026 and December 31, 2025, the Company had no outstanding management fee payable.

During the three and nine months ended September 30, 2025, the Company recorded a management fee of $2.4 million and $2.4 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded a management fee waiver of $2.4 million and $2.4 million, respectively.

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

"Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence, consulting or other fees that the Company receives from portfolio companies) accrued during the calendar quarter minus the Company’s operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred shares, but excluding the incentive fee). In addition, Pre-Incentive Fee Net Investment Income may be computed and paid on income that may include interest that has been accrued but not yet received, or interest in the form of securities received rather than cash, including original issue discount ("OID"), payment-in-kind and zero coupon investments.

For the three and nine months ended September 30, 2026, the Company recorded Investment Income Incentive Fees of $3.7 million and $10.3 million, respectively, within the Consolidated Statement of Operations.

During the three and nine months ended September 30, 2025, the Company recorded Investment Income Incentive Fees of $1.5 million and $1.6 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded investment income incentive fee waivers of $135 thousand and $221 thousand, respectively.

As of September 30, 2026 and December 31, 2025, the Company had $3.7 million and $2.5 million, respectively of Investment Income Incentive Fee Payable recorded in the Consolidated Statement of Financial Condition.

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

For the three and nine months ended September 30, 2026, no Capital Gains Incentive Fee was accrued.

For the three months ended September 30, 2025, the Company reversed $88 thousand of previously accrued Capital Gains Incentive Fee.

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

For the three and nine months ended September 30, 2026, the Company did not record any Expense Support. For the three and nine months ended September 30, 2025, the Company recorded $0.1 million and $2.8 million, respectively, of Expense Support related to organization costs. See further discussion in Note 2 - Summary of Significant Accounting Policies under the "Organization and Offering Costs" section.

Excess Operating Funds have been generated; however, the Adviser elected to waive its right to receive any Reimbursement Payment and as such, no corresponding payable was recorded in the Statement of Financial Condition as of September 30, 2026. The Expense Payments remain eligible for Reimbursement Payment in the future in accordance with the recoupment period defined in the Expense Support Agreement.

The Administrator

The Administrator provides, or oversees the performance of, certain administrative and compliance services pursuant to the Administration Agreement. The Company will reimburse the Administrator for its costs, expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations pursuant to the Administration Agreement. The Administrator is an affiliate of Fortress and may provide (including through its affiliates) similar services to other existing or future investment funds or accounts managed by Fortress or any of its affiliates (the "Fortress Managed Accounts"), provided that, except where otherwise specifically stated in the Company's registration statement on Form 10, Fortress Managed Accounts shall not include investment funds and accounts managed by (i) the indirect owner(s) of Fortress or (ii) any person controlling, controlled by or under common control with such indirect owner(s) that is not also controlled by Fortress). To the extent that the Administrator provides administrative services to other Fortress Managed Accounts, any of the costs and expenses associated with the Administrator’s personnel overhead (including rent, office equipment and utilities) or incurred by the Administrator in performing its administrative obligations, will be borne by the Company based on its allocable share of the costs, on an estimated basis. Notwithstanding the foregoing, in circumstances where the Administrator reasonably believes that an allocation of such expenses or the amount allocated to the Company and/or other Fortress Managed Accounts would produce an inequitable result to the Company and/or other Fortress Managed Accounts, the Administrator may allocate such expenses in a fair and equitable manner. Such allocations will be subject to review and approval by the Board on a periodic basis.

4. Investments

Investment Type

The table below presents the Company's investments at amortized cost and fair value as of September 30, 2026, expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,985,023	98.3%	$1,993,582	98.3%
Mezzanine debt investments	1,434	0.1%	1,434	0.1%
Equity investments	33,236	1.6%	32,071	1.6%
Total as of September 30, 2026	$2,019,693	100.0%	$2,027,087	100.0%

The table below presents the Company's investments at amortized cost and fair value as of December 31, 2025, expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,472,716	98.9%	$1,486,855	98.9%
Equity investments	16,140	1.1%	15,959	1.1%
Total as of December 31, 2025	$1,488,856	100.0%	$1,502,814	100.0%

Industry Classification

The Company uses Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The tables below present investments by industry composition based on fair value as of September 30, 2026 and December 31, 2025 expressed in thousands:

Industry	Fair Value	% Fair Value
Health Care Equipment & Services	$291,997	14.4%
Capital Goods	272,332	13.4
Energy	241,182	11.9
Consumer Services	209,271	10.4
Commercial & Professional Services	174,802	8.7
Consumer Durables & Apparel	170,863	8.5
Software & Services	101,086	5.0
Financial Services	100,121	5.0
Materials	92,604	4.6
Household & Personal Products	52,057	2.6
Transportation	42,216	2.1
Pharmaceuticals, Biotechnology & Life Sciences	41,861	2.1
Telecommunication Services	39,241	1.9
Food, Beverage & Tobacco	38,934	1.9
Consumer Discretionary Distribution & Retail	38,872	1.9
Insurance	32,439	1.6
Technology Hardware & Equipment	19,830	1.0
Utilities	15,569	0.8
Equity Real Estate Investment Trusts (REITs)	12,661	0.6
Real Estate Management & Development	11,719	0.6
Automobiles & Components	11,218	0.6
Media & Entertainment	8,818	0.4
Total as of September 30, 2026	$2,019,693	100.0%

Industry	Fair Value	% Fair Value
Consumer Services	$184,163	12.4%
Commercial & Professional Services	178,984	12.0
Software & Services	141,719	9.5
Health Care Equipment & Services	139,258	9.4
Energy	137,492	9.2
Capital Goods	123,412	8.3
Consumer Durables & Apparel	117,398	7.9
Materials	105,023	7.1
Financial Services	91,525	6.0
Insurance	52,757	3.5
Pharmaceuticals, Biotechnology & Life Sciences	44,473	3.0
Household & Personal Products	43,168	2.9
Telecommunication Services	27,667	1.9
Transportation	26,064	1.8
Food, Beverage & Tobacco	19,637	1.3
Equity Real Estate Investment Trusts (REITs)	12,632	0.9
Automobiles & Components	10,825	0.7
Real Estate Management & Development	8,973	0.6
Utilities	8,885	0.6
Consumer Discretionary Distribution & Retail	8,106	0.5
Technology Hardware & Equipment	6,695	0.5
Total as of December 31, 2025	$1,488,856	100.0%

Geographic Composition

The table below presents investments by geographic composition based on fair value as of September 30, 2026 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$1,863,941	92.3%
United Kingdom	98,502	4.9
Canada	26,070	1.3
Netherlands	14,022	0.7
Australia	9,000	0.4
Panama	8,158	0.4
Total as of September 30, 2026	$2,019,693	100.0%

The table below presents investments by geographic composition based on fair value as of December 31, 2025 expressed in thousands:

Geographic Risk	Fair Value	% Fair Value
United States	$1,362,534	91.5%
United Kingdom	73,509	4.9
Canada	26,064	1.8
Panama	9,975	0.7
Australia	8,933	0.6
Netherlands	7,841	0.5
Total as of December 31, 2025	$1,488,856	100.0%

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

Level 3 – unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date and is based upon the Adviser's or third-party’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private or real estate companies or assets valued using the market and/or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, interest rate volatility, recovery rates, multiple on invested capital ("MOIC") and market multiples, such as TEV/EBITDA multiples. Valuations based upon information from third parties, such as broker quotes and third-party valuation services, in consultation with management, which are based significantly on unobservable inputs or are otherwise not supportable as Level 2 inputs are classified as Level 3. Level 3 investments also include certain investments in affiliates whereby the underlying investments within the affiliated entities can be classified under Level 1, 2 or 3.

The following table presents the valuation of the Company’s investment portfolio at fair value by level within the fair value hierarchy as of September 30, 2026:

($ in thousands)	Level 1	Level 2	Level 3	Total
First lien debt investments	$—	$287,725	$1,697,298	$1,985,023
Mezzanine debt investments	—	—	1,434	1,434
Equity investments	7,324	—	25,912	33,236
Foreign currency forward transactions	—	(414)	—	(414)
Cash equivalents	23,647	—	—	23,647
Total Assets and Liabilities at Fair Value	$30,971	$287,311	$1,724,644	$2,042,926

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

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the three months ended September 30, 2026.

	For the three months ended
	September 30, 2026
($ in thousands)	First lien debt investments	Mezzanine debt investments	Equity investments	Total
Fair value, June 30, 2026	$1,623,107	$1,416	$26,212	$1,650,735
Transfer in to Level 3	13,911	—	—	13,911
Transfer out of Level 3	(17,611)	—	—	(17,611)
Purchases/Borrowings	110,095	—	—	110,095
Sales and Settlements/Paydowns	(33,124)	—	—	(33,124)
Accretion of discount/amortization of premium and paid-in-kind interest	1,067	18	—	1,085
Total net realized and net change in unrealized gain/(loss) on investments	(147)	—	(300)	(447)
Fair value, September 30, 2026	$1,697,298	$1,434	$25,912	$1,724,644

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the nine months ended September 30, 2026.

	For the nine months ended
	September 30, 2026
($ in thousands)	First lien debt investments	Mezzanine debt investments	Equity investments	Total
Fair value, December 31, 2025	$1,146,863	$—	$16,140	$1,163,003
Transfer in to Level 3	15,686	—	—	15,686
Transfer out of Level 3	(21,102)	—	—	(21,102)
Purchases/Borrowings	690,867	1,416	6,377	698,660
Sales and Settlements/Paydowns	(131,265)	—	(380)	(131,645)
Accretion of discount/amortization of premium and paid-in-kind interest	3,215	18	—	3,233
Total net realized and unrealized gain/(loss) on investments	(6,966)	—	3,775	(3,191)
Fair value, September 30, 2026	$1,697,298	$1,434	$25,912	$1,724,644

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the three months ended September 30, 2025.

	For the three months ended
	September 30, 2025
($ in thousands)	First lien debt investments	Equity investments	Total
Fair value, June 30, 2025	$325,191	$507	$325,698
Purchases/Borrowings	307,029	103	307,132
Sales and Settlements/Paydowns	(13,899)	—	(13,899)
Accretion of discount/amortization of premium and paid-in-kind interest	316	—	316
Total net realized and unrealized gain/(loss) on investments	886	131	1,017
Fair value, September 30, 2025	$619,523	$741	$620,264

The Level 3 gain/(loss) in the following tables is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statement of Operations for the nine months ended September 30, 2025.

	For the nine months ended
	September 30, 2025
($ in thousands)	First lien debt investments	Equity investments	Total
Fair value, December 31, 2024	$—	$—	$—
Purchases/Borrowings	645,544	458	646,002
Sales and Settlements/Paydowns	(27,722)	—	(27,722)
Accretion of discount/amortization of premium and paid-in-kind interest	389	—	389
Total net realized and unrealized gain/(loss) on investments	1,312	283	1,595
Fair value, September 30, 2025	$619,523	$741	$620,264

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

As of September 30, 2026 and December 31, 2025, all Level 3 investments, earlier displayed in the fair value measurement table, were included in the following tables.

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

As of September 30, 2026

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$1,505,634	Discounted Cash Flow	Discount Rate	8.1%-13.6%	11.4%
	98,982	Black-Derman-Toy	Discount Rate	8.8%-11.0%	9.6%
			Interest Rate Volatility	30.0%	30.0%
	67,530	Broker Quotes	Broker Quotes	N/A	N/A
	19,830	Transactional Value	Transaction Price	N/A	N/A
	5,322	Recovery Analysis	Recovery Rate	38.0%	38.0%
Mezzanine debt investment	$1,434	Discounted Cash Flow	Discount Rate	18.4%	18.4%
Equity investments	$17,183	Monte-Carlo Simulation	Comparable Company Quotes	$187.94	$187.94
			Call Option Term	4 years	4 years
			Drift	15.3%	15.3%
			Volatility	75.3%	75.3%
	8,249	Valuation Multiple	LTM EBITDA	5.3x-12.3x	9.8x
			Illiquidity Discount	10.0%	10.0%
	480	Discounted Cash Flow	Discount Rate	10.9%	10.9%
Total Level 3 Assets and Liabilities	$1,724,644

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of December 31, 2025

Level 3 Asset Category	Fair Value[2]	Valuation Technique	Significant Unobservable Inputs	Range of Inputs	Weighted Average[1]
First lien debt investments	$963,798	Discounted Cash Flow	Discount Rate	8.3%-25.4%	10.2%
			Interest Rate Volatility	30.0%	30.0%
	129,827	Broker Quotes	Broker Quotes	N/A	N/A
	53,238	Transactional Value	Transaction Price	N/A	N/A

Equity investments	$14,925	Monte-Carlo Simulation	Comparable Company Quotes	$137.15	$137.15
			Call Option Term	4 years	4 years
			Drift	14.5%	14.5%
			Volatility	82.5%	82.5%
	717	Valuation Multiple	LTM EBITDA	7.3x-12.3x	8.3x
			Illiquidity Discount	10.0%	10.0%
	498	Discounted Cash Flow	Discount Rate	10.1%	10.1%
Total Level 3 Assets and Liabilities	$1,163,003

1Unobservable inputs were weighted by the relative fair value of these investments

2$ expressed in thousands

As of September 30, 2026 and December 31, 2025, the majority of the investments purchased by the Company were purchased alongside other funds, accounts and clients managed by the Adviser or its affiliates pursuant to the conditions of the exemptive order from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions

6. Debt

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026, the Company’s asset coverage ratio was 225%.

The table below presents outstanding debt obligations as of September 30, 2026:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$500,000	$195,230	$304,770	$(5,602)	$189,628
BAML ABL Credit Facility	300,000	163,400	136,600	(1,152)	162,248
Scotiabank ABL Credit Facility	950,000	552,472	397,528	(6,922)	545,550
Total Debt	$1,750,000	$911,102	$838,898	$(13,676)	$897,426

1The amount available may be subject to limitations related to each credit facility's borrowing base.

The table below presents outstanding debt obligations as of December 31, 2025:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available1	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$400,000	$211,500	$188,500	$(4,399)	$207,101
BAML ABL Credit Facility	150,000	146,700	3,300	(738)	145,962
Scotiabank ABL Credit Facility	600,000	299,286	300,714	(4,752)	294,534
Total Debt	$1,150,000	$657,486	$492,514	$(9,889)	$647,597

1The amount available may be subject to limitations related to each credit facility's borrowing base.

As of September 30, 2026 and December 31, 2025, the Company’s debt obligations are carried at cost which approximates fair value. Fair value of the Company’s indebtedness is estimated by modeling the cash flows required by the Company’s debt agreements and discounting them back to the present value using an estimated market yield. The inputs used in determining the fair value of the Company’s indebtedness are considered Level 3. The table below presents the components of interest expense for all debt obligations for the period presented:

	For the three months ended		For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$13,312	$2,702	$34,118	$4,629
Amortization of debt issuance costs	640	118	1,634	631
Total Interest Expense	$13,952	$2,820	$35,752	$5,260

Weighted average interest rate[1]	5.5%	6.9%	5.5%	6.8%
Weighted average daily outstanding borrowings	$882,928	$139,391	$775,246	$102,507
[1]Averages are calculated based on annualized amounts. The weighted average interest rate excludes unused commitment fees.

Scotiabank Revolving Credit Facility

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotiabank Revolving Credit Agreement"), by and among the Company, the lenders and issuing banks party thereto from time to time and The Bank of Nova Scotia ("Scotiabank"), as administrative agent, which provides for a senior secured revolving credit facility (the "Scotiabank Revolving Credit Facility") with a total commitment of $400 million, which includes a $50 million sublimit for swingline loans and a $30 million sublimit for the issuance of letters of credit. The Company may request an increase to the commitment up to $800 million to the extent the lenders (existing and new lenders) agree to provide the additional commitment. The scheduled maturity date of the Scotiabank Revolving Credit Facility is August 5, 2030 (the availability period under the Scotiabank Revolving Credit Facility will terminate on August 3, 2029). The Scotiabank Revolving Credit Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

On September 17, 2026, the Company entered into the First Amendment to Senior Secured Revolving Credit Agreement (the

“Scotiabank Amendment”), which amends the Scotiabank Revolving Credit Agreement. The Scotiabank Amendment, among other things, (i) extends the revolver availability period from August 2029 to September 2030, (ii) extends the scheduled maturity date from August 2030 to September 2031, (iii) increases the maximum principal amount of the Scotiabank Revolving Credit Facility from $400 million to $500 million, (iv) increases the accordion provision to permit increases to a total facility amount of up to $1.0 billion, (v) reduces the applicable margin for borrowings in Term SOFR or the Alternate Base Rate and (vi) resets the minimum Shareholders’ equity test.

The interest rate under the Scotiabank Revolving Credit Facility is either Daily Simple RFR, Term SOFR (or other term benchmark rate) or Alternate Base Rate (defined as the greater of (a) zero and (b) the highest of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5% and (iii) the rate per annum equal to Term SOFR plus 1.00%) plus an applicable margin equal to (I) (a) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is less than 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.950% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.950% per annum; or (b) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.825% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.825% per annum. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotiabank Revolving Credit Facility.

The Scotiabank Revolving Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments (as defined in the Scotiabank Revolving Credit Agreement), transactions with Affiliates (as defined in the Scotiabank Revolving Credit Agreement) and certain financial covenants related to the Company’s asset coverage ratio and minimum Shareholders’ equity and other maintenance covenants.

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

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC (the "NS Borrower") and FPLF NS Holdings Finance DAC (the "Subsidiary Guarantor" and together with the NS Borrower, each a "Loan Party" and collectively, the "Loan Parties"), entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent (in its capacity as administrative agent, the "Administrative Agent"), U.S. Bank Trust Company, National Association, as collateral agent (the "Collateral Agent"), U.S. Bank National Association, as custodian (the "Custodian"), FPLF NS Holdings Finance CM LLC, as servicer (the "Servicer"), and each of the lenders party thereto (the "Lenders"), which provides for a revolving and term loan credit facility (the "Scotiabank ABL Credit Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Credit Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominantly consist of U.S. middle-market commercial loans.

On May 13, 2026, the Company and the Loan Parties entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Credit Facility, by and among Scotiabank, as initial lender and Administrative Agent, the Collateral Agent, the Custodian, the Servicer, and the Lenders.

Pursuant to Amendment No. 2, among other things, AXA IM Private Financing II Designated Activity Company (“AXA”) was joined as an additional Lender under the Scotiabank ABL Credit Agreement. In connection with Amendment No. 2, Scotiabank assigned 25% of its revolving commitment and outstanding revolving loans under the Scotiabank ABL Credit Facility to AXA such that, as of the date of Amendment No. 2, the Lenders under the Scotiabank ABL Credit Agreement are Scotiabank and AXA.

In connection with AXA's joinder under the Scotiabank ABL Credit Agreement, Amendment No. 2 provides for an Event of Default triggered upon a performance default or breach by the Company, as Retention Provider under the EU/UK Retention Letter in any material respect for purposes of European risk retention compliance by AXA (or certain of its affiliates that may become Lenders) (a “Retention Letter Default”), subject to a cure period. If not cured, the Retention Letter Default permits or requires certain reductions of commitments and prepayments by the NS Borrower with respect to AXA, subject to the terms and conditions of the Scotiabank ABL Credit Agreement. Amendment No. 2 also provided for certain amendments required by S&P in connection with obtaining a rating from S&P of the loan tranches under the Scotiabank ABL Credit Facility.

In addition, Amendment No. 2 (i) amended the terms and conditions for funding Future Funding Reserve Accounts (as defined in the Scotiabank ABL Credit Agreement), (ii) increased the aggregate principal of Swingline Loans from $25 million to $75 million and increased the number of Swingline Loans in any month, (iii) added a Portfolio Advance Rate Test requirement to the payment of Permitted RIC Distributions, (iv) removed certain Concentration Limitation requirements, (v) removed certain conditions on Eligible Investments, (vi) changed the Originator Requirement, (vii) amended the Reinvestment Period to require that any extension is subject to the satisfaction of the Rating Condition and consent of all the Lenders (rather than only Majority Lenders), in addition to consent of the Administrative Agent and (viii) modified certain other definitions, including S&P Rating.

On June 17, 2026, the Company and the Loan Parties entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Credit Facility, by and among Scotiabank, as initial lender and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer, and each of the lenders party thereto.

Pursuant to Amendment No. 3, among other things, the maximum aggregate commitment of the Scotiabank ABL Credit Facility was increased from $600 million to $950 million and the definition of applicable margin was adjusted.

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

7. Net Assets

Subscriptions

The Company holds monthly closings in connection with the Offering, in which the Company will issue Shares to investors for immediate cash investment. Each of the Company’s closings in connection with the Offering will be conducted in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended ("Securities Act"), including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and other exemptions from the registration requirements of the Securities Act. The Company reserves the right to conduct additional offerings of securities in the future in addition to the Offering. Moreover, although the Company intends to issue Shares on a monthly basis, the Company retains the right, if determined by it in its sole discretion, to accept subscriptions and issue Shares, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons.

The Class I Shares (as defined below) are not subject to upfront selling commissions or annual ongoing shareholder servicing fees.

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

Multiple Class Plan

On May 11, 2026, the Company adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan, the Company is authorized to issue three classes of its Shares: Class S shares (the "Class S Shares"), Class D shares (the "Class D Shares") and Class I shares (the "Class I Shares"). As of September 30, 2026, the Company has not issued any Class S Shares or Class D Shares.

Capital Activity

The table below summarizes the Class I Shares issued and net proceeds for the following periods ended September 30, 2026:

		($ in thousands)
Subscriptions Effective:	Shares Issued	Net Proceeds
January 1, 2026	4,928,630	$121,458
February 1, 2026	855,330	20,866
March 1, 2026	1,672,638	40,058
For the three months ended March 31, 2026	7,456,598	$182,382

April 1, 2026	1,004,122	24,106
May 1, 2026	431,701	10,430
June 1, 2026	182,155	4,395
For the six months ended June 30, 2026	9,074,576	$221,313

July 1, 2026	1,029,197	24,889
August 1, 2026	309,338	7,488
September 1, 2026	1,065,109	25,770
For the nine months ended September 30, 2026	11,478,220	$279,460

As of September 30, 2026, the Company had $29.6 million of unfunded capital commitments.

Net Asset Value

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as its "Valuation Designee", which includes calculating the Company's NAV per Share.

The Company issues Shares at the NAV per Share, determined monthly by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the respective month end. The Company will determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The below table details the NAV per Share for the period ending September 30, 2026:

Subscriptions Effective:	NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95
April 1, 2026	24.01
May 1, 2026	24.16
June 1, 2026	24.13
July 1, 2026	24.18
August 1, 2026	24.21
September 1, 2026	24.19

Distributions

The Company intends to declare monthly distribution amounts per Share, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s distributions with a record date during the following periods:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
April 24, 2026	April 30, 2026	May 26, 2026	43,551,078	0.1715	7,469
May 21, 2026	May 31, 2026	June 24, 2026	44,038,937	0.1812	7,980
June 22, 2026	June 30, 2026	July 22, 2026	44,282,216	0.1812	8,024
July 20, 2026	July 31, 2026	August 21, 2026	45,373,201	0.1834	8,321
August 20, 2026	August 31, 2026	September 22, 2026	45,745,175	0.1834	8,389
September 18, 2026	September 30, 2026	October 22, 2026	46,875,752	0.1834	8,596
Total distributions declared for the nine months ended September 30, 2026					$69,804

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

The following table summarizes the Company's DRIP distributions recorded during the nine months ended September 30, 2026:

Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value ($ in thousands)
December 31, 2025	January 1, 2026	41,171	$24.64	$1,015
January 31, 2026	February 1, 2026	49,224	24.40	1,201
February 28, 2026	March 1, 2026	53,327	23.95	1,278
March 31, 2026	April 1, 2026	54,616	24.01	1,310
April 30, 2026	May 1, 2026	56,157	24.16	1,357
May 31, 2026	June 1, 2026	61,124	24.13	1,475
June 30, 2026	July 1, 2026	61,788	24.18	1,494
July 31, 2026	August 1, 2026	64,218	24.21	1,554
August 31, 2026	September 1, 2026	65,468	24.19	1,584
	Total DRIP Shares Issued	507,093	Total DRIP Shares Value	$12,268

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

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable month designated by the Board, less 2.0% from such net asset value for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the repurchase date. Shares tendered for repurchase will be treated as having been repurchased on a "first in-first out" basis. The Early Repurchase Deduction will not apply to Shares acquired through the DRIP. The Early Repurchase Deduction will apply uniformly to all Shares regardless of class. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of a Shareholder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to

non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a Shareholder's Shares are repurchased because the Shareholder has failed to maintain the minimum account balance, if any. The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement and in other circumstances where the Board determines that doing so is in the best interests of the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis.

The following table summarizes the Company's share repurchases recorded during the nine months ended September 30, 2026:

Repurchase Request Deadline	Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased[1]	Purchase Price per Share	Maximum number of shares that may yet be purchased under the repurchase plan[2]	Total Repurchased[3] ($ in thousands)
August 19, 2026	July 31, 2026	1,582	0.00%	$24.21	—	$38

1Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

2All repurchase requests were satisfied in full.

3Amounts shown net of Early Repurchase Deduction.

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

8. Earnings per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations:

($ in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
Per share data:	2026	2025	2026	2025
Net investment income per share (basic and diluted)	$0.56	$0.34	$1.66	$0.36
Earnings per share (basic and diluted)	0.58	0.29	1.22	0.32
Weighted average shares outstanding	45,998,042	30,533,432	43,665,211	30,533,432

9. Financial Highlights

	Three months ended September 30,		Nine months ended September 30,
Per Share Data[1]	2026	2025[2]	2026	2025[2]
Net asset value at beginning of period (at initial share issuance)	$24.18	$25.00	$24.64	$25.00
Net investment income (loss)	0.56	0.36	1.66	0.36
Net change in unrealized gains (loss) and net realized gains (losses)[3]	0.02	(0.03)	(0.49)	(0.03)
Distributions	(0.55)	(0.32)	(1.60)	(0.32)
Net asset value at end of period	$24.21	$25.01	$24.21	$25.01

Total return[4]	2.4%	1.7%	4.7%	5.8%

Ratios
Ratio of expenses before expense support and fee waivers to average net assets	2.1%	1.7%	6.1%	8.2%
Expense support and fee waivers to average net assets[5]	—	(0.5)	(0.1)	(3.2)
Ratio of expenses after expense support and fee waivers to average net assets	2.1%	1.2%	6.0%	5.0%
Ratios of net investment income (loss) to average net assets	2.3	2.1	7.0	6.4
Portfolio turnover rate	0.1%	4.9%	15.3%	12.7%

1 As of September 30, 2026, the per share data was derived by using the weighted average shares outstanding.

2 For 2025, the per share data was derived by using the weighted average shares outstanding for the period August 1, 2025 through September 30, 2025.

3Includes the impact of differing total shares as a result of calculating certain per share data based on weighted average shares outstanding during the period rather than share amount outstanding when issued.

4 Total return for the three and nine months ended September 30, 2026 is calculated as the change in net asset value per share, plus distributions per share, divided by beginning net asset value per share. Total return for the three and nine months ended September 30, 2025 is calculated as the net increase in net assets resulting from operations divided by average net assets. Because the Company did not issue shares until August 1, 2025, average net assets for 2025 include periods prior to the initial offering of shares. As a result, total return for 2025 is higher than it would have been had the Company issued shares at the beginning of the period, and the three-month and nine-month returns for 2025 are not comparable to each other because they are measured over different average net assets. Total return is not annualized.

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

There is no clearing house for bank loans and other interests, nor is there a depository for custody of any such interests. The processes by which these interests are cleared, settled and held in custody are individually negotiated between the parties to the transaction. This subjects the Company to operational risk to the extent that there are delays and failure in these processes. The Company invests in loans, including loans issued by or related to companies that are experiencing various forms of financial, operational, legal, and/or other distress or impairment. The Company’s investments may be noninterest bearing, unsecured, and/or subordinated to other claimants. Until the investments are sold or mature, the Company is exposed to credit risk relating to whether the obligor will meet its obligation when it comes due. The terms of the bank loans may require the Company to extend to a borrower additional credit, or provide funding for any undrawn amount of such bank loans at the request of the borrower. This exposes the Company to potential liabilities that are not reflected in the Consolidated Statement of Financial Condition. Refer to Note 11 - "Commitments and Contingencies" for additional disclosure.

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

As of September 30, 2026, the Company had unfunded commitments to investments of approximately $183.7 million, of which, $134.5 million related to delayed draw term loans and $49.2 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements.

Company	Unfunded Commitment ($ in thousands)
Superior Intermediate LLC	$17,408
GT Independence Buyer, Inc.	15,518
EXEMPLIS LLC	13,628
Riser Fitness, LLC	11,640
Hollywood Feed, LLC	10,949
Cadence Intermediate II LLC and POC Holdco, LLC	10,518
Haven Health Acquisition, LLC	8,852
Supply Bidco Limited (Torque Holdings Ltd.)	7,920
MidCon Development Finance, LLC	7,778
GS AcquisitionCo, Inc.	7,257
Ruby Bidco Holdings Limited	6,875
Jupiter Refuel Canada Buyer, Inc.	6,720
Vomela Purchaser LLC and Vomela Canada Inc.	6,079
PJ Eagle Group Buyer, L.P. (IAC)	6,023
Meridian Executive Group, LLC	5,303
Golden State Buyer, Inc.	5,162
Source Code Holdings, LLC (Concord IITS Buyer, Inc.)	4,717
Steele Solutions, Inc.	4,461
Shrieve Chemical Company, LLC	3,561
Urban Gym Group B.V.	3,419
Eagle Ford Development Finance, LLC	2,761
Olo Parent, Inc.	2,734
Solidcore Topco, LLC	2,656
Kore Wireless Group, Inc.	2,023
LeadVenture Inc.	1,838
First Eagle Holdings, Inc.	1,750
Xponential Fitness LLC	1,241
FBL Holding, LLC	1,064
RESURGE BUYER LLC	757
PMI (US) Bidco, Inc.	690
Chicago US Midco III, LP	648
Jupiter Refuel US Buyer, Inc.	563
VRS Buyer, Inc.	513
ZEUS US BIDCO, LLC	281
Isotope FinCo S.a r.l.	221
MRI Software LLC	126
Total	$183,654

As of December 31, 2025, the Company had unfunded commitments to investments of approximately $113.3 million, of which, $82.9 million related to delayed draw term loans and $30.4 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements. All dollars represented in thousands:

Company	Unfunded Commitment
MidCon Development Finance, LLC	$13,994
EXEMPLIS LLC	13,628
Ruby Bidco Holdings Limited	10,193
GT Independence Buyer, Inc.	9,801
CD&R Reign Topco, Inc.	9,770
Jupiter Refuel Canada Buyer, Inc.	7,832
GS AcquisitionCo, Inc.	7,295
Vomela Purchaser LLC and Vomela Canada Inc.	7,248
Superior Intermediate LLC	5,081
Riser Fitness, LLC	4,378
Steele Solutions, Inc.	3,512
Solidcore Topco, LLC	2,887
Olo Parent, Inc.	2,734
LeadVenture Inc.	2,191
Xponential Fitness LLC	2,068
FBL Holding, LLC	2,027
Urban Gym Group B.V.	2,009
First Eagle Holdings, Inc.	1,750
Amy's Kitchen, LLC	1,284
BB PEP Bidco, LLC	1,071
FR Refuel, LLC	933
Jupiter Refuel US Buyer, Inc.	563
Cendyn Group, LLC	381
Shrieve Chemical Company, LLC	347
MRI Software LLC	328
Total	$113,305

From time to time, the Company may become a party to certain legal proceedings during the normal course of business. As of September 30, 2026, the Company is not aware of any pending or threatened litigation.

12. Subsequent Events

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sale	Amount of Shares	Total Consideration ($ in thousands)
As of October 1, 2026 (number of Class I common shares finalized on October 19, 2026)	592,007	$14,335

As of November 10, 2026, the Company had 47,534,664 Class I Shares issued and outstanding and has not issued Class S or Class D shares.

Distributions

The Company declared distributions on Class I Shares set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
October 19, 2026	October 31, 2026	November 23, 2026	$0.1834

Investor Commitments

As of November 10, 2026, the Company had $29.6 million of unfunded capital commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in the section entitled "Item 1A. Risk Factors" of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 27, 2026 (the "2025 Annual Report").

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

For U.S. federal income tax purposes, beginning with the tax year ending December 31, 2025, the Company has elected to be treated, and the Company intends to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), effective August 1, 2025. As a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

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

The Company’s investment objectives and strategies are to generate current income and, to a lesser extent, capital appreciation, primarily by investing in U.S. middle-market companies through the direct origination or acquisition of first lien senior secured loans (including "unitranche" loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and, to a lesser extent, second lien senior secured loans. The investment portfolio may also include other interests such as corporate bonds, common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. While most of the Company’s investments will be in private U.S. companies (subject to compliance with BDC regulatory requirements to invest at least 70% of the Company’s assets in "qualifying assets", as defined in Section 55(a) of the 1940 Act), the Company may invest up to 30% of its portfolio in non-qualifying assets, including companies located outside of the U.S., entities that are operating pursuant to certain exceptions under the 1940 Act, as applicable, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act, as applicable. As of September 30, 2026, non-qualifying assets totaled 13.6% of the Company's total assets. The Company relies on exemptive relief granted by the SEC to the Company, the Adviser and certain affiliates to co-invest with other funds, accounts and clients managed by the Adviser or its affiliates in a manner consistent with our investment objectives. The Company generally considers middle-market companies to consist of companies with $25 million to $250 million of earnings before interest, taxes, depreciation, and amortization, although the Company may from time to time invest in smaller companies and other instruments if the Adviser believes that the opportunity presents attractive investment characteristics and risk-adjusted returns.

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

The Company expects that most of its debt investments will be unrated. When rated by a nationally recognized statistical ratings organization, the Company expects that its debt investments will generally carry a rating below investment grade (rated lower than "Baa3" by Moody’s Investors Service, Inc. or lower than "BBB-" by S&P Global Ratings), which is often referred to as "junk" or "high yield." These "junk" or "high yield" securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

The Company’s investment strategy has, and is expected to continue to, benefit from Fortress’s reputation and ability to transact in scale with speed and certainty and its long-standing and extensive relationships with private equity firms as well as direct borrowers that require attractive financing for their transactions.

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

We are continuing to closely monitor developments related to the macroeconomic factors that have contributed to market volatility, and to assess the impact of these factors on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment. It remains difficult to predict the ultimate effects of these events on the financial markets, overall economy, and our financial statements. See "Item 1A. Risk Factors—Risks Related to Our Business and Structure" in our 2025 Annual Report.

Recent Developments

Subscriptions

The Company received proceeds from the issuance of Shares in the amounts set forth in the table below:

Date of Unregistered Sale	Amount of Shares	Total Consideration ($ in thousands)
As of October 1, 2026 (number of Class I common shares finalized on October 19, 2026)	592,007	$14,335

Distributions

The Company declared distributions on Class I Shares (as defined below) set forth in the table below:

Declaration Date	Record Date	Payment Date	Distribution Per Share
October 19, 2026	October 31, 2026	November 23, 2026	$0.1834

Investor Commitments

As of November 10, 2026, the Company had $29.6 million of unfunded capital commitments.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

Portfolio and Investment Activity

Our investment activity for the three months ended September 30, 2026 is presented below.

($ in thousands)	September 30, 2026
New investment commitments:[1]
Total new investment commitments[2]	$151,765
Less: investment commitments exited[3]	(49,745)
Net change in investment commitments	$102,020
Principal amount of investments funded:
First lien loans	$154,368
Mezzanine debt	—
Equity	—
Total	$154,368
Principal amount of investments sold or repaid:[3]
First lien loans	$(53,351)
Mezzanine debt	—
Equity	—
Total	$(53,351)
Weighted average remaining term for investment commitments (in months)	52
Percentage of new investment commitments at floating rates	100.0%
Weighted average yield:[4]
Funded during the period at amortized cost	10.1%
Funded during the period at fair value	10.2%
Exited or repaid during the period at amortized cost	8.6%
Exited or repaid during the period at fair value	8.6%

1Includes both funded and unfunded commitments.

2Of these new investments, we funded approximately $115.5 million for the three months ended September 30, 2026.

3Includes scheduled paydowns

4 "Weighted average yield" is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount or premium earned on the relevant accruing investments, divided by (b) the total accruing investments at amortized cost or fair value, as applicable.

The table below presents the Company's investments at amortized cost and fair value as of September 30, 2026 expressed in thousands:

Investment Type	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost
First lien debt investments	$1,985,023	98.3%	$1,993,582	98.3%
Mezzanine debt investments	1,434	0.1%	1,434	0.1%
Equity investments	33,236	1.6%	32,071	1.6%
Total as of September 30, 2026	$2,019,693	100.0%	$2,027,087	100.0%

As of September 30, 2026, the Company's portfolio was approximately $2.0 billion based on fair market value across 103 portfolio companies and 22 industries. Based on fair value, the Company's portfolio consisted of approximately 98.3% first lien, 99.9% floating rate debt investments. The Company's portfolio’s directly originated debt investments had a median EBITDA of $86.1 million, a weighted average net loan-to-value of 45.8% and interest coverage of 2.8x. The weighted average yield at fair market value of directly originated debt investments was 10.3% and the weighted average yield at fair market value of the overall portfolio was 10.1%.

As of September 30, 2026, all of our debt investments were current on their interest payments and no debt investments were set to non-accrual.

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

The table below presents the composition of our portfolio on the 1 to 4 rating scale as of September 30, 2026:

($ in thousands)
Investment Rating	Fair Value	Percentage
1	$5,500	0.3%
2	1,985,878	98.3
3	28,315	1.4
4	—	—
Total	$2,019,693	100.0%

Non-Accrual Assets

Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2026, we had no non-accrual debt investments.

Emerging Growth Company Status

We are and will remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an "emerging growth company" we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions. Also, because we are not a large accelerated filer or an accelerated filer under Rule 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

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

Results of Operations

The following tables set forth the results of our operations for the three and nine months ended September 30, 2026 and 2025.

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

	For the three months ended		For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income	$48,488	$16,021	$131,974	$18,552
Payment-in-kind interest income	142	101	386	126
Other income	536	72	1,215	622
Dividend income	214	—	428	—
Total investment income	$49,380	$16,194	$134,003	$19,300

For the three and nine months ended September 30, 2026 and 2025, total investment income increased $33.2 million and $114.7 million, respectively. Our investment portfolio increased as a result of continued execution of the Adviser's investment strategy.

Expenses

The Company will reimburse the Adviser for its costs, expenses and our allocable portion of compensation of the Administrator’s personnel and overhead pursuant to the Administration Agreement. Interest expense relates to cost of borrowing on our debt facilities. In addition, management and incentive fees due to the Adviser per the Investment Advisory Agreement are accrued monthly and paid quarterly. The Company will bear expenses relating to the organization of the Company which include the cost of regulatory compliance, formation, including legal fees related to the creation and organization of the Company and its organizational documents, as well as its BDC Election.

	For the three months ended		For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$13,952	$2,820	$35,752	$5,260
Organization costs	—	157	—	2,796
Management fees	3,478	2,377	9,838	2,377
Investment income incentive fee	3,695	1,469	10,330	1,555
Capital gains incentive fee	—	(88)	—	—
Administration fees	1,159	747	2,746	884
Professional fees	611	362	1,298	433
Offering costs	172	167	796	167
Other expenses	468	283	1,764	284
Total Operating Expenses	$23,535	$8,294	$62,524	$13,756

For the three and nine months ended September 30, 2026 and 2025, total operating expenses increased $15.2 million and $48.8 million, respectively, primarily attributable to an increase in interest expense associated with borrowings under our outstanding credit facilities and as the Company continued to grow its investment operations, an increase in associated fees due to the Adviser, given the larger fee base as compared period over period, offset by the decrease in organization costs period over period.

Management fees and investment income incentive fees increased when compared against prior nine month period as the Company had only just commenced investment operations in the first fiscal quarter of 2025.

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

	For the three months ended		For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total operating expenses before expense support and waivers	$23,535	$8,294	$62,524	$13,756
Expense support (Note 3)	—	(148)	—	(2,786)
Management fees waiver	—	(2,377)	(1,043)	(2,377)
Investment income incentive fee waiver	—	(135)	—	(221)
Net Operating Expenses	$23,535	$5,634	$61,481	$8,372

For the three and nine months ended September 30, 2026, net operating expenses increased $17.9 million and $53.1 million, respectively. Since inception, the Adviser has elected to pay certain organization costs under the Expense Support Agreement. As noted above, the management fee waiver for the current nine month period is representative of fees related to January 2026, which was subject to the Initial Fee Waiver.

Net Realized and Unrealized Gain (Loss) on Investments

	For the three months ended		For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total net realized gain (loss)	$1,395	$(325)	$(26,328)	$(281)
Total net change in unrealized gain (loss)	(489)	(1,273)	7,350	(613)
Total Net Realized and net change in Unrealized Gain (Loss)	$906	$(1,598)	$(18,978)	$(894)

For the three and nine months ended September 30, 2026, total net realized and net change in unrealized gain (loss) increased $2.5 million and decreased $18.1 million, respectively. For the nine months ended September 30, 2026, total net realized gain (loss) included a realized loss of approximately $22.7 million and offsetting reversal of unrealized losses, resulting in unrealized gains, due to a taxable debt restructuring.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from (i) the net proceeds received from the Offering, (ii) cash flows from our operations and (iii) proceeds from our debt facilities. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Shareholders, we may from time to time enter into one or more additional credit facilities including revolving credit facilities, increase the size of an existing credit facility or issue additional senior securities. In accordance with the 1940 Act, with certain limited exceptions, as a BDC, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, our asset coverage ratio is at least 150%. Any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As of September 30, 2026, the Company’s asset coverage ratio was 225%.

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

	For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025
Net cash provided by/(used in) operating activities	$(521,261)	$(948,468)
Net cash provided by/(used in) financing activities	474,079	1,005,064
Net increase/(decrease) in cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents	(47,182)	56,596
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at beginning of the period	95,213	—
Cash, foreign currencies, cash equivalents and restricted cash, restricted foreign currencies, restricted cash equivalents at end of the period	$48,031	$56,596

The table below presents outstanding debt obligations as of September 30, 2026:

($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available[1]	Unamortized Debt Issuance Costs	Net Carrying Value
Scotiabank Revolving Credit Facility	$500,000	$195,230	$304,770	$(5,602)	$189,628
BAML ABL Credit Facility	300,000	163,400	136,600	(1,152)	162,248
Scotiabank ABL Credit Facility	950,000	552,472	397,528	(6,922)	545,550
Total Debt	$1,750,000	$911,102	$838,898	$(13,676)	$897,426

1The amount available may be subject to limitations related to each credit facility's borrowing base.

Scotiabank Revolving Credit Facility

On August 5, 2025, the Company, as borrower, entered into a Senior Secured Revolving Credit Agreement (the "Scotiabank Revolving Credit Agreement"), by and among the Company, the lenders and issuing banks party thereto from time to time and The Bank of Nova Scotia ("Scotiabank"), as administrative agent, which provides for a senior secured revolving credit facility (the "Scotiabank Revolving Credit Facility") with a total commitment of $400 million, which includes a $50 million sublimit for swingline loans and a $30 million sublimit for the issuance of letters of credit. The Company may request an increase to the commitment up to $800 million to the extent the lenders (existing and new lenders) agree to provide the additional commitment. The scheduled maturity date of the Scotiabank Revolving Credit Facility is August 5, 2030 (the availability period under the Scotiabank Revolving Credit Facility will terminate on August 3, 2029). The Scotiabank Revolving Credit Facility can be drawn upon, at the discretion of the Company, for general corporate purposes, including the funding of portfolio investments. The Company may borrow amounts in U.S. dollars or certain other permitted currencies.

On September 17, 2026, the Company entered into the First Amendment to Senior Secured Revolving Credit Agreement (the “Scotiabank Amendment”), which amends the Scotiabank Revolving Credit Agreement. The Scotiabank Amendment, among other things, (i) extends the revolver availability period from August 2029 to September 2030, (ii) extends the scheduled maturity date from August 2030 to September 2031, (iii) increases the maximum principal amount of the Scotiabank Revolving Credit Facility from $400 million to $500 million, (iv) increases the accordion provision to permit increases to a total facility amount of up to $1.0 billion, (v) reduces the applicable margin for borrowings in Term SOFR or the Alternate Base Rate and (vi) resets the minimum Shareholders’ equity test.

The interest rate under the Scotiabank Revolving Credit Facility is either Daily Simple RFR, Term SOFR (or other term benchmark rate) or Alternate Base Rate (defined as the greater of (a) zero and (b) the highest of (i) the prime rate as last quoted by The Wall Street Journal, (ii) the federal funds effective rate for such day plus 0.5% and (iii) the rate per annum equal to Term SOFR plus 1.00%) plus an applicable margin equal to (I) (a) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is less than 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.950% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.950% per annum; or (b) if the gross borrowing base (as of the most recently delivered borrowing base certificate delivered under the Scotiabank Revolving Credit Agreement) is greater than or equal to 1.60 times the Combined Debt Amount, (i) with respect to any ABR Loan, 0.825% per annum and (ii) with respect to any Term SOFR, other term benchmark or Daily Simple RFR Loan, 1.825% per annum. The Company will also pay a fee of 0.325% on average daily undrawn amounts under the Scotiabank Revolving Credit Facility.

The Scotiabank Revolving Credit Agreement includes financial and other affirmative and negative covenants, events of default and remedies typical for this type of credit facility, including certain limitations on the incurrence of additional indebtedness, ability to make Restricted Payments (as defined in the Scotiabank Revolving Credit Agreement), transactions with Affiliates (as defined in the Scotiabank Revolving Credit Agreement) and certain financial covenants related to the Company’s asset coverage ratio and minimum Shareholders’ equity and other maintenance covenants.

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

Scotiabank ABL Credit Facility

On November 7, 2025, the Company and its direct or indirect wholly owned subsidiaries, FPLF NS Holdings Finance LLC (the "NS Borrower") and FPLF NS Holdings Finance DAC (the "Subsidiary Guarantor" and together with the NS Borrower, each a "Loan Party" and collectively, the "Loan Parties"), entered into a Credit Agreement (the "Scotiabank ABL Credit Agreement") with Scotiabank, as initial lender and administrative agent (in its capacity as administrative agent, the "Administrative Agent"), U.S. Bank Trust Company, National Association, as collateral agent (the "Collateral Agent"), U.S. Bank National Association, as custodian (the "Custodian"), FPLF NS Holdings Finance CM LLC, as servicer (the "Servicer"), and each of the lenders party thereto (the "Lenders"), which provides for a revolving and term loan credit facility (the "Scotiabank ABL Credit Facility") with a total commitment of $600 million. The scheduled maturity date of the Scotiabank ABL Credit Facility is November 7, 2034 (the reinvestment period ends May 7, 2028). The Scotiabank ABL Credit Facility will be used to finance the acquisition of certain loans, participation interests and other assets, expected to predominantly consist of U.S. middle-market commercial loans.

On May 13, 2026, the Company and the Loan Parties entered into Amendment No. 2 to Credit Agreement (“Amendment No. 2”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Credit Facility, by and among Scotiabank, as initial lender and Administrative Agent, the Collateral Agent, the Custodian, the Servicer, and the Lenders.

Pursuant to Amendment No. 2, among other things, AXA IM Private Financing II Designated Activity Company (“AXA”) was joined as an additional Lender under the Scotiabank ABL Credit Agreement. In connection with Amendment No. 2, Scotiabank assigned 25% of its revolving commitment and outstanding revolving loans under the Scotiabank ABL Credit Facility to AXA such that, as of the date of Amendment No. 2, the Lenders under the Scotiabank ABL Credit Agreement are Scotiabank and AXA.

In connection with AXA's joinder under the Scotiabank ABL Credit Agreement, Amendment No. 2 provides for an Event of Default triggered upon a performance default or breach by the Company, as Retention Provider under the EU/UK Retention Letter in any material respect for purposes of European risk retention compliance by AXA (or certain of its affiliates that may become Lenders) (a “Retention Letter Default”), subject to a cure period. If not cured, the Retention Letter Default permits or requires certain reductions of commitments and prepayments by the NS Borrower with respect to AXA, subject to the terms and conditions of the Scotiabank ABL Credit Agreement. Amendment No. 2 also provided for certain amendments required by S&P in connection with obtaining a rating from S&P of the loan tranches under the Scotiabank ABL Credit Facility.

In addition, Amendment No. 2 (i) amended the terms and conditions for funding Future Funding Reserve Accounts (as defined in the Scotiabank ABL Credit Agreement), (ii) increased the aggregate principal of Swingline Loans from $25 million to $75 million and increased the number of Swingline Loans in any month, (iii) added a Portfolio Advance Rate Test requirement to the payment of Permitted RIC Distributions, (iv) removed certain Concentration Limitation requirements, (v) removed certain conditions on Eligible Investments, (vi) changed the Originator Requirement, (vii) amended the Reinvestment Period to require that any extension is subject to the satisfaction of the Rating Condition and consent of all the Lenders (rather than only Majority Lenders), in addition to consent of the Administrative Agent and (viii) modified certain other definitions, including S&P Rating.

On June 17, 2026, the Company and the Loan Parties entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) to the Scotiabank ABL Credit Agreement and Scotiabank ABL Credit Facility, by and among Scotiabank, as initial lender and administrative agent, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as custodian, FPLF NS Holdings Finance CM LLC, as servicer, and each of the lenders party thereto.

Pursuant to Amendment No. 3, among other things, the maximum aggregate commitment of the Scotiabank ABL Credit Facility was increased from $600 million to $950 million and the definition of applicable margin was adjusted.

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

Capital Activity

The table below summarizes the Shares issued and net proceeds during the following periods:

		($ in thousands)
Subscriptions Effective:	Shares Issued	Net Proceeds
January 1, 2026	4,928,630	$121,458
February 1, 2026	855,330	20,866
March 1, 2026	1,672,638	40,058
For the three months ended March 31, 2026	7,456,598	$182,382

April 1, 2026	1,004,122	24,106
May 1, 2026	431,701	10,430
June 1, 2026	182,155	4,395
For the six months ended June 30, 2026	9,074,576	$221,313

July 1, 2026	1,029,197	24,889
August 1, 2026	309,338	7,488
September 1, 2026	1,065,109	25,770
For the nine months ended September 30, 2026	11,478,220	$279,460

Date of Unregistered Sale	Amount of Shares	Total Consideration ($ in thousands)
As of October 1, 2026 (number of Class I common shares finalized on October 19, 2026)	592,007	$14,335

As of September 30, 2026 and November 10, 2026, the Company had $29.6 million and $29.6 million of unfunded capital commitments, respectively.

Net Asset Value

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as its "Valuation Designee", which includes calculating the net asset value per share.

The Company issues Shares at the net asset value per share, determined monthly by dividing the value of total assets minus liabilities by the total number of Shares outstanding at the respective month end. The Company will determine NAV for our Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. The below table details net asset value per Share for the period ending September 30, 2026:

Subscriptions Effective:	NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95
April 1, 2026	24.01
May 1, 2026	24.16
June 1, 2026	24.13
July 1, 2026	24.18
August 1, 2026	24.21
September 1, 2026	24.19

As of October 1, 2026 the Company's NAV per Share was $24.21.

Distributions

The Company intends to declare monthly distribution amounts per share of beneficial interest, payable monthly in arrears. To the extent the Company's taxable earnings fall below the total amount of its distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to Shareholders for U.S. federal income tax purposes.

The following tables summarize the Company’s Class I distributions with a record date during the following periods:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
April 24, 2026	April 30, 2026	May 26, 2026	43,551,078	0.1715	7,469
May 21, 2026	May 31, 2026	June 24, 2026	44,038,937	0.1812	7,980
June 22, 2026	June 30, 2026	July 22, 2026	44,282,216	0.1812	8,024
July 20, 2026	July 31, 2026	August 21, 2026	45,373,201	0.1834	8,321
August 20, 2026	August 31, 2026	September 22, 2026	45,745,175	0.1834	8,389
September 18, 2026	September 30, 2026	October 22, 2026	46,875,752	0.1834	8,596
Total distributions declared for the nine months ended September 30, 2026					$69,804

Declaration Date	Record Date	Payment Date	Distribution Per Share
October 19, 2026	October 31, 2026	November 23, 2026	$0.1834

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

The following table summarizes the Company's distributions reinvested for the period ended September 30, 2026:

Record Date	Reinvest Date	DRIP Shares Issued	Amount ($) per share	DRIP Shares Value ($ in thousands)
December 31, 2025	January 1, 2026	41,171	$24.64	$1,015
January 31, 2026	February 1, 2026	49,224	24.40	1,201
February 28, 2026	March 1, 2026	53,327	23.95	1,278
March 31, 2026	April 1, 2026	54,616	24.01	1,310
April 30, 2026	May 1, 2026	56,157	24.16	1,357
May 31, 2026	June 1, 2026	61,124	24.13	1,475
June 30, 2026	July 1, 2026	61,788	24.18	1,494
July 31, 2026	August 1, 2026	64,218	24.21	1,554
August 31, 2026	September 1, 2026	65,468	24.19	1,584
	Total DRIP Shares Issued	507,093	Total DRIP Shares Value	$12,268

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

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable month designated by the Board, less 2.0% from such net asset value for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the repurchase date. Shares tendered for repurchase will be treated as having been repurchased on a "first in-first out" basis. The Early Repurchase Deduction will not apply to Shares acquired through the DRIP. The Early Repurchase Deduction will apply uniformly to all Shares regardless of class. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of a Shareholder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a Shareholder's Shares are repurchased because the Shareholder has failed to maintain the minimum account balance, if any. The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement and in other circumstances where the Board determines that doing so is in the best interests of the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders. In the event the amount of Shares tendered exceeds the repurchase offer amount, Shares will be repurchased on a pro rata basis.

The following table summarizes the Company's share repurchases recorded during the nine months ended September 30, 2026:

Repurchase Request Deadline	Repurchase Pricing Date	Total Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased[1]	Purchase Price per Share	Maximum number of shares that may yet be purchased under the repurchase plan[2]	Total Repurchased[3] ($ in thousands)
August 19, 2026	July 31, 2026	1,582	0.00%	$24.21	—	$38

1Percentage is based on total shares outstanding as of the close of business on the last calendar day of the month preceding the applicable repurchase pricing date.

2All repurchase requests were satisfied in full.

3Amounts shown net of Early Repurchase Deduction.

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

Multiple Class Plan

On May 11, 2026, the Company adopted a multiple class plan (the “Multiple Class Plan”) pursuant to Rule 18f-3 under the 1940 Act. Pursuant to the Multiple Class Plan, the Company is authorized to issue three classes of its Shares: Class S Shares (the "Class S Shares"), Class D Shares (the "Class D Shares") and Class I Shares (the "Class I Shares"). As of November 10, 2026, the Company has not issued any Class S Shares or Class D Shares.

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

Off-Balance Sheet Arrangement

In the ordinary course of our business, we enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. As of September 30, 2026, no accrual had been made in the consolidated financial statements for any such exposure.

We currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments.

As of September 30, 2026, the Company had unfunded commitments to investments of approximately $183.7 million, of which, $134.5 million related to delayed draw term loans and $49.2 million related to revolving credit facilities. Not all unfunded commitments stated are eligible to be drawn due to limitations under the respective borrower credit agreements.

Company	Unfunded Commitment ($ in thousands)
Superior Intermediate LLC	$17,408
GT Independence Buyer, Inc.	15,518
EXEMPLIS LLC	13,628
Riser Fitness, LLC	11,640
Hollywood Feed, LLC	10,949
Cadence Intermediate II LLC and POC Holdco, LLC	10,518
Haven Health Acquisition, LLC	8,852
Supply Bidco Limited (Torque Holdings Ltd.)	7,920
MidCon Development Finance, LLC	7,778
GS AcquisitionCo, Inc.	7,257
Ruby Bidco Holdings Limited	6,875
Jupiter Refuel Canada Buyer, Inc.	6,720
Vomela Purchaser LLC and Vomela Canada Inc.	6,079
PJ Eagle Group Buyer, L.P. (IAC)	6,023
Meridian Executive Group, LLC	5,303
Golden State Buyer, Inc.	5,162
Source Code Holdings, LLC (Concord IITS Buyer, Inc.)	4,717
Steele Solutions, Inc.	4,461
Shrieve Chemical Company, LLC	3,561
Urban Gym Group B.V.	3,419
Eagle Ford Development Finance, LLC	2,761
Olo Parent, Inc.	2,734
Solidcore Topco, LLC	2,656
Kore Wireless Group, Inc.	2,023
LeadVenture Inc.	1,838
First Eagle Holdings, Inc.	1,750
Xponential Fitness LLC	1,241
FBL Holding, LLC	1,064
RESURGE BUYER LLC	757
PMI (US) Bidco, Inc.	690
Chicago US Midco III, LP	648
Jupiter Refuel US Buyer, Inc.	563
VRS Buyer, Inc.	513
ZEUS US BIDCO, LLC	281
Isotope FinCo S.a r.l.	221
MRI Software LLC	126
Total	$183,654

Investments in forward foreign currency contracts subject the Company to off-balance sheet market risk, where future changes in foreign currency rates may cause the fair value to differ from the amount recognized in the Consolidated Statement of Financial Condition. The below table details the Company's current positions expressed in thousands as of September 30, 2026:

Counterparty		Notional amount to be purchased		Notional amount to be sold	Settlement Date	Fair Value ($ in thousands)	Balance Sheet Location of Net Amounts
Bank of Nova Scotia	C$	11,426		$8,456	11/16/2026	$(407)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$23,626	C$	33,226	12/29/2026	171	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$565	C$	797	12/29/2026	3	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$524		€443	10/27/2026	22	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$8,445		€7,134	10/27/2026	355	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$6		€5	10/27/2026	—	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$522		€447	10/27/2026	15	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$2,008		€1,763	10/27/2026	9	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$600		€523	10/27/2026	7	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$1,218		€1,056	10/27/2026	21	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$1,841		€1,584	10/27/2026	45	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€14,779		$17,539	11/16/2026	(764)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€1,861		$2,123	11/16/2026	(11)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€1,022		$1,181	11/16/2026	(22)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		€1,533		$1,785	11/16/2026	(45)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$27,279		€23,868	2/3/2027	102	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		£7,912		$10,759	11/16/2026	(263)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		£13,057		$17,690	11/16/2026	(369)	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$17,430		£12,892	3/1/2027	317	Unrealized loss on forward foreign currency contracts
Bank of Nova Scotia		$25,746		£19,095	3/11/2027	400	Unrealized loss on forward foreign currency contracts
					Total	$(414)

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

Level 3 – unobservable inputs for the asset or liability are used where there is little, if any, market activity for the asset or liability at the measurement date and is based upon the Adviser's or third-party’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private or real estate companies or assets valued using the market and/or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, discount rates, interest rate volatility, recovery rates, multiple on invested capital ("MOIC") and market multiples, such as TEV/EBITDA multiples. Valuations based upon information from third parties, such as broker quotes and third-party valuation services, in consultation with management, which are based significantly on unobservable inputs or are otherwise not supportable as Level 2 inputs are classified as Level 3. Level 3 investments also include certain investments in affiliates whereby the underlying investments within the affiliated entities can be classified under Level 1, 2 or 3.

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

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Based on our Consolidated Statement of Financial Condition as of September 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate election and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Interest[1]
Up 300 basis points	$61,234	$(27,344)	$33,890
Up 200 basis points	40,823	(18,229)	22,594
Up 100 basis points	20,411	(9,115)	11,296
Down 100 basis points	(20,323)	9,115	(11,208)
Down 200 basis points	(38,585)	18,229	(20,356)
Down 300 basis points	(53,658)	27,344	(26,314)

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

Our Shares will be offered and sold (i) in the United States under the exemption from registration under the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S or Regulation D of the Securities Act. See "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in our 2025 Annual Report for more information. Our Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Shares currently, and we do not currently expect that one will develop.

Because our Shares are being acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Adviser gives consent, or the transfer is permitted under the Company's subscription agreement, including transfers to the Company in connection with the Company’s share repurchase program, and (ii) the transfer is made in accordance with the transfer restrictions contained in the Subscription Agreement and the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the Shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we accept their repurchase or transfer or we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on Shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of November 10, 2026, there were 1,240 holders of record of our Class I Shares. Holders of record exclude any new holders who purchased Shares in the November 2026 subscription.

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

The following table presents our monthly NAV per Share for each class of our common shares for the following period:

Subscriptions Effective:	NAV Per Share
January 1, 2026	$24.64
February 1, 2026	24.40
March 1, 2026	23.95
April 1, 2026	24.01
May 1, 2026	24.16
June 1, 2026	24.13
July 1, 2026	24.18
August 1, 2026	24.21
September 1, 2026	24.19

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

The Company records its investments and derivatives at fair value, in accordance with U.S. GAAP. Fair value is defined under U.S. GAAP as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Investments that are not listed on an exchange and are not traded over-the-counter but for which external pricing or valuation sources are available will be valued in accordance with such external pricing or valuation sources; provided, however, that such valuations may be adjusted by the Adviser to account for recent trading activity or other information that may not have been reflected in pricing obtained from external sources. Privately negotiated derivative investments, such as interest rate swaps, credit default swaps and various basket indices typically shall be valued at the midpoint between the "bid" and "asked" prices by third-party pricing services and/or trading counterparties, or based on proprietary pricing models used by the Adviser or independent service providers.

The value of investments that are not listed on an exchange, are not traded over-the-counter and for which no third-party pricing sources are available (which may include trade claims, mortgage loans, corporate loans, consumer loans, leases, property, private securities and other receivables and assets), as is expected to be the case for substantially all of our investments, are valued at fair value as determined in good faith by (A) the Adviser, who has been appointed as the Board’s Valuation Designee (as defined in Rule 2a-5 under the 1940 Act), no less frequently than monthly and (B) by one or more independent valuation agents selected by the Adviser no less frequently than quarterly (with certain de minimis exceptions), and such valuations shall reflect any credit risk associated with such investments where deemed appropriate. When the Adviser deems it necessary or advisable, investments may be valued based on proprietary pricing models developed by the Adviser or independent valuation agents. All assets and liabilities initially are valued in the applicable local currency and then translated into U.S. dollars using the applicable exchange rate on the date of determination.

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

The following tables summarize the Company’s Class I distributions with a record date during the following period:

Declaration Date	Record Date	Payment Date	Shares Outstanding	Distribution Per Share	Total Distributions Declared ($ in thousands)
January 25, 2026	January 31, 2026	February 26, 2026	39,861,822	$0.1708	$6,807
February 20, 2026	February 28, 2026	March 31, 2026	40,766,377	0.1708	6,962
March 27, 2026	March 31, 2026	April 29, 2026	42,492,341	0.1708	7,256
April 24, 2026	April 30, 2026	May 26, 2026	43,551,078	0.1715	7,469
May 21, 2026	May 31, 2026	June 24, 2026	44,038,937	0.1812	7,980
June 22, 2026	June 30, 2026	July 22, 2026	44,282,216	0.1812	8,024
July 20, 2026	July 31, 2026	August 21, 2026	45,373,201	0.1834	8,321
August 20, 2026	August 31, 2026	September 22, 2026	45,745,175	0.1834	8,389
September 18, 2026	September 30, 2026	October 22, 2026	46,875,752	0.1834	8,596
Total distributions declared for the nine months ended September 30, 2026					$69,804

Declaration Date	Record Date	Payment Date	Distribution Per Share
October 19, 2026	October 31, 2026	November 23, 2026	$0.1834

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

Distribution Reinvestment Plan

The Company has adopted the DRIP that will provide for reinvestment of distributions on behalf of Shareholders, unless a Shareholder elects to receive cash distributions. As a result, if the officers of the Company authorize, and the Company declares, a cash distribution, then the Shareholders who have not "opted out" of the DRIP will have their cash distribution automatically reinvested in additional Shares of the applicable class, rather than receiving the cash distribution.

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

The Company will use newly-issued Shares of the attributable class to implement the DRIP, with such Shares to be issued at the applicable NAV. The number of Shares to be issued to a Shareholder will be determined by dividing the total dollar amount of the distribution payable to such Shareholder by the then-current NAV per Share of the attributable class (subject to adjustment to the extent required by Section 23 of the 1940 Act). The number of Shares to be outstanding after giving effect to payment of a distribution cannot be established until the value per share at which additional Shares will be issued has been determined and the elections of Shareholders have been tabulated. There will be no brokerage or other charges to Shareholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by the Company.

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

At the discretion of the Board, we have commenced a share repurchase program in which we intend to offer to repurchase up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) in each quarter. Our Board, including a majority of the members who are not "interested persons" (as that term is defined in the 1940 Act) of the Company, may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our Shareholders. As a result, Share repurchases may not be available each quarter, or at all. We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all Shareholders and filed with the SEC on Schedule TO. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase Shares in any particular quarter, we expect to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per Share as of the last calendar day of the applicable month designated by our Board, except that the Company deducts 2.0% from such NAV for Shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. Shares tendered for repurchase will be treated as having been repurchased on a "first in-first out" basis. The Early Repurchase Deduction will not apply to Shares acquired through the Company's DRIP. The Early Repurchase Deduction will apply uniformly to all Shares regardless of class. The Early Repurchase Deduction may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of a Shareholder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; and (iv) in the event that a Shareholder's Shares are repurchased because the Shareholder has failed to maintain the minimum account balance, if any. The Early Repurchase Deduction may also be waived when required by law, regulation, or similar requirement and in other circumstances where the Board determines that doing so is in the best interests of the Company. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining Shareholders.

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

Information regarding our share repurchase program is set forth in Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2026, included in Part I, Item 1 of this Form 10-Q, as well as Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

For the three and nine months ended September 30, 2026, no trustee or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
10.1+

First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 17, 2026, by and among Fortress Private Lending Fund, the lenders and issuing banks party thereto from time to time, and The Bank of Nova Scotia, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on September 22, 2026).

31.1*	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.2*	Certification of the Co-Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
31.3*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith*
32.1**	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
32.2**	Certification of the Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
32.3**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed herewith**
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

FORTRESS PRIVATE LENDING FUND

Dated: November 10, 2026	By:	/s/ Avraham Dreyfuss
	Name:	Avraham Dreyfuss
	Title:	Chief Financial Officer